Form 10KSB
period 2006-03-31
Global Immune Technologies Inc.
filed 2006-12-19
CIK 1105284

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended March 31, 2006.


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                               For the transition period from _______ to _______


                         Commission file number: 0-30520


                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)


         Wyoming
------------------------                         -------------------------------
(State of Incorporation)                         (IRSEmployerIdentification No.)



1518 West Hastings St., Vancouver, B.C. Canada                V6G 3J4
----------------------------------------------       ---------------------------
   (Address of principal executive offices)                  (Zip Code)



Issuer's telephone number, (   604   )      351      -      9443
                           -----------  ------------   --------------

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, Without Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                    ---   ---

The issuer had operating revenues of $-0- for the year ended March 31, 2006.

As of March 31, 2006, there were 116,195,645 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $2,591,303 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on March 31, 2006. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2006, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        Global Immune Technologies, Inc.
                                   FORM 10-KSB
                                 March 31, 2006


                                                                            Page
PART I......................................................................   2

ITEM 1.  Description of Business............................................   2
ITEM 2.  Description of Properties..........................................  13
ITEM 3.  Legal Proceedings..................................................  13
ITEM 4.  Submission of Matters to Vote of Security Holders..................  13

PART II.....................................................................  14

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities...................  14
ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........  15
ITEM 7.  Financial Statements...............................................  17
ITEM 8.  Changes In and Disagreements With Accounting and Financial
           Disclosure.......................................................  17
ITEM 8A. Controls and Procedures............................................  18
ITEM 8B. Other Information..................................................  19

PART III....................................................................  20

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance with Section 16(a) of the Exchange Act.......  20
ITEM 10. Executive Compensation.............................................  21
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters......................................  22
ITEM 12. Certain Relationships and Related Transactions.....................  23
ITEM 13. Exhibits...........................................................  24
ITEM 14. Principal Accounting Fees and Services.............................  24
SIGNATURES..................................................................  24

PART I

Item 1.    Description of Business.

FORWARD-LOOKING STATEMENT NOTICE:

This annual  report on Form 10-KSB  contains  many  forward-looking  statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.


         (a) Our Corporate History.
             ---------------------

The Company was incorporated on September 18, 1985, under the laws of the Province of British Columbia under the name of Canadian Comstock Exploration Ltd. with an authorized share capital of 20,000,000 shares without par value.

The Company changed its name on June 7, 1995 to American Comstock Exploration Ltd. in connection with a consolidation of its share capital on a one for four basis.

The  Company  changed  its name  again on  February  4,  1998 to  "International
Comstock Exploration Ltd." in connection with a consolidation of its share capital on a one for five basis.

The Company changed its name again on October 2, 2001 to "Secureview Systems Inc." in connection with a consolidation of its share capital on a one for five basis. In addition, the Company increased its authorized share capital to 100,000,000 shares without par value on October 2, 2001.

The Company changed its name again on May 2, 2005 to "Global Immune Technologies Inc." In addition, the Company increased its authorized share capital to an unlimited number of common shares without par value on March 23, 2005.

On February 28, 2006, the Company changed its corporate domicile from British Columbia, Canada to the State of Wyoming.

         (b) Business History of the Issuer.
             ------------------------------

From its incorporation in 1985 until 1999, the Company has been engaged in the business of exploration of natural resource properties. During 2004 the Company disposed of its final interests in its natural resource properties. In early 1999 the Company initiated a search for other business opportunities culminating in May 1999 with the acquisition of the domain name ProSportsPool.com. In January 2000, the Company entered into an agreement with Internet Sports Network Inc. to develop and maintain a number of internet based games and contests. Internet Sports Network eventually developed "Fantasy Free for All" software and back end support for Nascar, Formula One, Cart series and Baseball and Hockey contests for ProSportsPool.com. The Company launched the ProSportsool.com website on March 1, 2000 with Formula 1 and NASCAR contests "Fantasy Free for All". The launch of the website was accompanied by a marketing campaign that included print, billboard, and internet-banner advertising. In March 21, 2000, the Company engaged Iceberg Media.com Inc. to provide three music channels - 1Groove.com, 2Kool4Radio.com and PrimeTicket.net - for the ProSportsPool.com website. The ProSportsPool.com website added a fantasy baseball contest, and an affiliation with Altavista.com on March 27, 2000. At the beginning of April 2000, the Company launched its internet based hockey contest and announced its inaugural contest winners in its auto-racing contests. The Company also announced it has become an authorized member of the Cnet.com affiliate network and formed similar affiliations with Chipshot.com, Wrenchead.com, Quokka.com and America Online.

To increase awareness of the ProSportspool.com website, the Company participated at the G.I. Joe 200 CART race in Portland, Oregon as well as the Toronto and Vancouver Indy races by appearing at a booth at the races signing up contestants and offering prizes to entrants. On January 15, 2001, due to the closing of Internet Sports Network Inc., which provided the technical architecture and sports data for the ProSportsPool.com's sports contests, the Company was forced to discontinue its sports-contest site.

During June 2001 and amended October, 2001 the Company entered into a letter of intent with Argent Resources Ltd., On-Track Computer Training Ltd., On-Track Computer International Ltd. and Lute Linux.com Corp. whereby Argent assigned its right to enter into a share exchange agreement with Lute who held the option to enter into a share exchange agreement with On-Track and On-Track International. In exchange for the assignment by Argent to the Company of the share exchange agreement entered into between Lute and Argent, the Company issued 2,000,000 shares and paid $50,000 to Argent.

During October 2001 the Company signed an agreement with Lute Linux.com Corp. including the exchange of Lute share purchase warrants for Company shares at a deemed value of $0.10 US per share, as to Russ Rossi (100,000 shares), RRGS Creative Management Corp. (2,400,000 shares) and Quest Ventures Ltd. (175,000 shares). The Company did not proceed with similar share purchase agreements with On-Track Computer Training Ltd. and On-Track Computer International Ltd. Lute focused its business development on its "Fedcam," an inexpensive remote monitoring system that allows subscribers to view their target locations via secure website. The Fedcam was being tested by the Canadian government's construction branch on its Osoyoos, British Columbia border crossing site into the United States. However, as of March 31, 2003, the Company ceased funding the Fedcam and the asset was written down to a nominal amount.

In June 2002 the Company entered into a letter of intent with Estwind Energy, a private power generation company incorporated in Estonia, whereby the Company intended to acquire all of the issued and outstanding shares of Estwind Energy. However, the Company decided against completing the share exchange agreement as the business of Estwind Energy was deemed to not be profitable.

In May 2003 the Company entered into a letter of intent with P-CE Computers, Inc., a private Nevada corporation engaged in the business of developing ergonomic multimedia-computer workstations. The Company decided against completing the share exchange agreement as due diligence indicated that the business of P-CE Computers, Inc. would not be profitable.

In September 2003 the Company entered into a letter of intent with TNR Resources Ltd. ("TNR"), a public British Columbia, Canada, corporation, to purchase a 50% working interest in TNR's Las Carachas property in Argentina. The Company did not pursue the option.

In February 2005 the Company entered an agreement to acquire the rights and interests in a drug, Trioxolane. The Company did not pursue or complete this acquisition.

Subsequently to March 31, 2005, the Company has agreed to purchase WSG Systems Inc., ("WSG") its' business and assets from Global Lottery Corporation for the issuance of 100,000,000 shares of common stock. The assets of WSG include proprietary technology, software, its trade names and trademarks as those products pertain to the worldwide lottery industry and/or worldwide pari-mutual betting. The products are designed to be used by all entities in the industry for conducting lotteries and or pari-mutual betting, including corporations and/or governmental agencies representing countries, provinces, states, etc. to implement and/or to improve their lottery and/or pari-mutual betting systems.

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd.("MedPri") and Medical Monitors Limited ("MML). The transaction is pending subject to various performance obligations of the parties.

         (c) Current Business of the Issuer
             ------------------------------

The Company may be referred to as a shell corporation. Shell corporations are defined as companies with no or nominal assets and operations. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Wyoming law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

         (1) Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction may then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).

     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     o    The extent to which the business opportunity can be advanced;

     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     o Strength and diversity of existing management or management prospects that are scheduled for recruitment;

     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

         (2) Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

         (3) Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Employees
---------

As of March 31, 2006 the Company had no full-time employees. Donald Perks is the Company's sole officer and director. Mr. Perks works on a part-time basis.

RISK FACTORS

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK. BEFORE MAKING A DECISION CONCERNING THE PURCHASE OF OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION IN THIS ANNUAL REPORT WHEN YOU EVALUATE OUR BUSINESS.

BUSINESS RISKS

LACK OF BUSINESS HISTORY AND PROFITABILITY OF OPERATIONS
The Company is not currently operating profitably and it should be anticipated that it will operate at a loss at least until such time as a business prospect is identified and profitability is achieved, if profitability is, in fact, ever achieved. The Company has never earned a significant profit.

DEPENDENCE ON KEY MANAGEMENT
The success of the operations and activities of the Company is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its Management could have a material adverse effect on the Company. The Company does not maintain key man insurance on any of its management. The Company does not have any employment or labor agreements with any personnel as at the date of the filing of this Annual Report.

CONFLICTS OF INTEREST. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

INVESTMENT RISKS

OUR ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF SHAREHOLDERS; OUR COMMON STOCK SHAREHOLDERS DO NOT HAVE PREEMPTIVE RIGHTS.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. The securities issued to raise funds may have rights, preferences or privileges that are senior to those of the holders of our other securities, including our common stock. The board of directors has the power to issue such shares without shareholder approval. We fully intend to issue additional common shares in order to raise capital to fund our business operations and growth objectives.

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO COMMON STOCKHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN OUR STOCK SPECULATIVE OR RISKY.

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all of our funds generated by operations for reinvestment in our business activities. Investors also must evaluate an investment in PBI solely on the basis of anticipated capital gains.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Memorandum and Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in PBI may be adversely affected to the extent that we pay costs of settlement and damage awards against officers or directors pursuant to the indemnification provisions of the bylaw. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against any of our officers or directors. We have been advised that the SEC takes the position that these article and bylaw provisions do not affect the liability of any director under applicable federal and state securities laws.

LIMITED MARKET DUE TO PENNY STOCK

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

NO OPERATING HISTORY. The Company has no operating history, revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

POSSIBLE BUSINESS NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

NEED FOR AUDITED FINANCIAL STATEMENTS. The Company will require audited financial statements from any business that it proposes to acquire. Since the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business it may acquire. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, acquisitions prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition.

OTHER REGULATION. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT. The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

LACK OF CONTINUITY IN MANAGEMENT. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

INDEMNIFICATION OF OFFICERS AND DIRECTORS. The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued Common Stock that represents the greater majority of the voting power and equity of the Company. In conjunction with such a transaction, the Company's current Officers, Directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders. As a result, the acquired Company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

NO PUBLIC MARKET EXISTS. There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES. Of the 116,195,645 presently outstanding shares of the Company's stock. 100,000,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current owners have held 699,627 of the outstanding shares of the common stock of the Company thereof for a period of more than two years. Accordingly, such shares are currently available for resale in accordance with the provisions of Rule 144.

BLUE SKY CONSIDERATION. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Item 2. Description of Property.

Our principal business address is 1518 West Hastings St., Vancouver, British Columbia, Canada. During the fiscal year ending March 31, 2006, office rent totaled $6,000. The office rent has been and will be treated as a component of additional paid in capital. The corporate office rent for the fiscal year beginning April 1, 2006 will be $1,000 monthly.

Item 3.    Legal Proceedings.

The Company is not a party to any pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU. Table 1 sets forth the high and low sale information for fiscal years 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information


Fiscal Quarter Ended                High                      Low


March 31, 2006                      0.16                      0.16
December 31, 2005                   0.25                      0.17
September 30, 2005                  0.28                      0.20
June 30, 2005                       0.35                      0.31

March 31, 2005                      0.34                      0.30
December 31, 2004                   0.09                      0.09
September 30, 2004                  0.16                      0.145
June 30, 2004                       0.38                      0.25

(a)      Holders.

Our company has approximately 31 shareholders of its common stock as of March 31, 2006 holding 116,195,645 common shares.

(b)      Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)      Recent Sales of Unregistered Securities

During the fiscal year ending March 31, 2006, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On June 17, 2005, the Company issued 100,000,000 common shares in the name of G. Jensen Trustee for the Taurus Trust. The shares were issued in trust for a proposed acquisition of the rights to the drug Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to the completion of the acquisition. The transaction was not completed and the common shares were returned to the corporate treasury. The Company is in the process of cancelling the share certificates.

The securities issued above were issued in a private transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

(d)      Securities  Authorized  for Issuance under Equity  Compensation  Plans:
         None

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation.

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

A. OPERATING RESULTS

The following discussion and analysis is based on and should be read in conjunction with the Company's audited financial statements including the notes thereto and other financial information appearing elsewhere herein. The audited financial statements have been prepared using Canadian dollars and are presented in accordance with accounting principles generally accepted in Canada.

U.S. AND CANADIAN GAAP DIFFERENCES

The financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with those of the US and are disclosed in note 3 to the audited financial statements of the Company for March 31, 2006 and 2005.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2006 AND 2005

For the year ended March 31, 2006 the Company achieved sales revenues of $-0-compared with sales revenues of $-0- for the period ended March 31, 2005. The Company's net loss for the year was $111,919 in 2006 compared to net income of $59,377 in 2005. Such increase in the net loss was due primarily to no revenues, continued corporate expenses. As of the year ended March 31, 2006, the Company had an accumulated stockholders' deficiency of $(5,541,404). The current year's contribution to the deficit was financed in part by sums advanced by related parties and other payables.

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2006 COMPARED WITH THE YEAR ENDED MARCH 31, 2005

The Company's total assets decreased from $10,155 in 2005 to $165 in 2006.

The Company's overall liabilities increased from $459,117 in 2005 to $521,046 in 2006 due in a large part to an increase in related party loans.

In 2006, the working capital deficiency increased to $(520,881) from a deficiency of $(448,962) in 2005.

The Company has had no significant operations during the last fiscal year and, accordingly, is fully dependent either future sales of securities or upon its current management and, or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

We will need to raise capital in order to commence our proposed business operations. No assurance can be given that we will be able to raise sufficient capital to implement any proposed business operations. We have not identified any specific future financing sources. In the future, our efforts to finance the Company may result in the issuance of equity and debt instruments. This and other future financing activity, if any, may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

The Company has no residual capital commitment in respect to its discontinued operations and has no current capital commitments.

US GAAP VERSUS CANADIAN GAAP

Under Canadian GAAP applicable to junior mining exploration companies, mineral exploration expenditures on prospective properties may be deferred until such time as it is determined that further exploration is not warranted, at which time the property costs are written-off. Under US GAAP, all exploration expenditures must be expensed until an independent feasibility study has determined that the property is capable of economic commercial production.

There were no property costs incurred or written off during the 2006 or 2005 fiscal year and accordingly the differences between the allowable US and Canadian GAAP treatments of property costs would result in no change in net loss under U.S. GAAP from that reported under Canadian GAAP.

OFF-BALANCE SHEET ARRANGEMENTS:  None

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company are conducted primarily in the Canada, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Item 7.  Financial Statements.

The audited financial statements for the Company have been prepared in accordance with accounting principles generally accepted in Canada. There are three differences between accounting principles generally accepted in Canada as opposed to those generally accepted in the United States that affect the Company and these are: stock compensation on escrow shares, weighted average outstanding shares for loss per share calculations, and capitalization of resource property costs.

With respect to escrow shares: in Canada, when escrow shares are issued at nominal prices and are released from escrow no compensation expense is recorded whereas in the US, such release triggers a compensation which affects the compensation expense and the share capital.

With respect to the weighted average outstanding shares for loss per share calculations: in Canada, the weighted average outstanding shares include escrow shares issued but not released, whereas in the US, the escrow shares do not enter into the calculation until released from escrow.

With respect to resource property costs: in Canada all exploration costs for properties to which a company retains title and continues exploration work are capitalized and put on the balance sheet whereas in the US such costs are expensed annually unless there is an engineering report on hand which will determine a net realizable value to justify the capitalization.

The audited financial statements for the Company for March 31, 2006 and 2005 are attached hereto and form a material part of this Annual Report.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 19, 2006, our former independent certifying accountant, Smythe Ratcliff, LLP, resigned. On July 19, 2006, we engaged James Stafford Chartered Accountants to replace Smythe Ratcliffe, LLP.

The financial statements reported on by Smythe Ratcliffe, LLP were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and interim periods, with the exception that Smythe Ratcliffe, LLP did issue a going concern opinion which appears Note 2 of the Company's financial statements which are a part of the Form 20-F Annual Report for the period ending March 31, 2005.

Item 8A. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2006 and our quarterly report on Form 10-QSB for the period ending June 30, 2006.

(b)      Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)      Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. Other Information

Change in Corporate Domicile
----------------------------

On February 28, 2006, the Company changed its corporate domicile from British Columbia, Canada to the State of Wyoming, USA. The Company filed an application for certificate of registration and articles of continuance in the State of Wyoming. The British Columbia corporation was formally dissolved June 2, 2006. The Company has ceased to be a classified as a foreign issuer.

Change in Foreign Issuer Status
-------------------------------

As a result of our change in domicile from British Columbia, Canada to the State of Wyoming we were no longer eligible for "foreign issuer" status. Prior to this change in domicile we filed annual reports on Form 20-F and other reports on Form 6-K. Commencing with our annual report for the fiscal year ending March 31, 2006, we are filing our annual report on Form 10-KSB. All subsequent periodic reports will follow U.S. issuer requirements under the Securities Exchange Act of 1934, as amended.

Proposed Business Combination Transaction
-----------------------------------------

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd.("MedPri")and Medical Monitors, ("MML"). Under the terms of the agreement, the Company agreed to issue Primemedical International, Ltd.("PML") the following securities:

(a) a total of 74,000,000 common shares;

(b) a total of 7,400,000 share purchase warrants where each warrant represents the right to purchase one common share of the Company at a price of $0.50 USD for a period of five years from the date of the Agreement;

(c) A promissory note in the amount of $10,000,000 payable automatically and without demand on the third anniversary of the date of the Agreement. This promissory note is to be non-interest bearing and convertible into common shares of the Company at the holder's option at any time prior to the maturity date, the conversion amount is to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the five business days immediately preceding the date of the conversion. At no time shall such conversion price be less than $0.40USD or greater than $ 1.00 USD;

(d) A promissory note issued to Medical Monitors, Limited in consideration for intellectual property, bearing no interest, in the principle amount of $4,000,000 USD, payable automatically and without demand on the first anniversary of the date of this agreement. Such note shall be convertible into common shares of the Company at the holder's option at any time prior to the maturity date, such conversion to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the immediately preceding five business days. At no time shall such conversion price be less than $0.40 USD or greater than $1.00 USD. In exchange for the issuance by the Company to PML of the Company's shares, warrants, and promissory notes, PML shall assign and convey to the Company all of its interest in 58,302,000 shares of common stock of MedPri. Such shares are to constitute all of the outstanding capital stock of MedPri.

This is a pending transaction and subject to the various performance obligations of the parties.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Global Immune Technologies, Inc.

(a)      Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME                   AGE       POSITION                     Term of Office

Donald L. Perks        54        President, CFO, Director     8/15/05-Present

Piers VanZiffle        59        Director                     8/30/05 to 9-15-06

Donald L. Perks: President/Director - elected at AGM September 17, 2003 - resigned May 9, 2005 - reappointed August 15, 2005

Piers VanZiffle: Director - Appointed August 30, 2005, resigned September 2006.

The directors of the Company are elected by the shareholders at each annual general meeting of the Company, or, in the event of a vacancy, they are appointed by the Board of Directors then in office, to serve until the next annual general meeting of the Company or until their successors are elected and ratified. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

There are no arrangements or understandings between the directors and officers of Global Immune Technologies, Inc. and any other person pursuant to which any director or officer was or is to be selected as a director or officer. In addition, there are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor acting at the direction of any other person.

The following summary outlines the professional background of the directors and executive officers of the Company.

Donald Perks, President, CFO and member of the board of directors is an independent businessman and is a self-employed Business Consultant. Mr. Perks founded Canada Pay Phone and was active in the success of that company from 1994 to 2001. He has been actively managing Global Immune Technologies Inc. since 2003.

Piers VanZiffle, Director, is an independent businessman and has been a self-employed Business Consultant for the past eight years. Mr. VanZiffle resigned his position with the Company on September 15, 2006.

(b)      Identify Significant Employees. None.

(c)      Family Relationships. None known.

(d) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and
4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ending March 31, 2006, the Company's officers and directors were not subject to Section 16 because the company was classified as a foreign issuer.

CODE OF ETHICAL CONDUCT.

On October 24, 2006, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is attached to this report as Exhibit 20.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
o        Compliance with applicable governmental laws, rules and regulations,
o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
o        Accountability for adherence to the Code.


Item 10. Executive Compensation.

The following table sets forth the compensation of the executive officers for the year ended March 31, 2006.

Summary Compensation Table

                                Annual Compensation   Long-term Compensation
                                -------------------   --------------------------
                   Fiscal       Salary/               Stock
Name               Year         Fees          Bonus   Awards (#)      Options(#)
                                ------------------------------------------------
Don Perks          2006         24,000         -0-      -0-              -0-
Piers VanZiffle    2006          -0-           -0-      -0-              -0-


Note
----
(1) Mr. Perks annual salary has been accounted for as contributed services. This amount has not been set up as an accrued payable, but rather forms a component of additional paid in capital.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of March 31, 2006. Beneficial Ownership of more than 5% based on 116,195,645 common shares.

Beneficial Ownership of 5%.

(a) Our stock transfer agency records do not list any shareholders owning five percent or more of our common stock.

Shareholder Name and Address                Number of Shares    Percentage
                                            Beneficially        Ownership
                                            Owned Common        Beneficially
                                            Shares              Owned Common
                                                                Shares

Garth Jensen Trustee for the Taurus Trust   100,000,000(1)      86.06%
186 Steel St.
Barrie, Ontario
Canada

Notes: (1) The shares were issued in trust for a proposed acquisition of the rights to the drug Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to the completion of the acquisition. The transaction was not completed and the common shares were returned to the corporate treasury. The Company is in the process of cancelling the share certificates.

(b) Security Ownership of Management. Based on 116,195,645 shares as set forth in (a) above as of March 31, 2006.


Table 2.
(1)              (2)                        (3)                 (4)
Title of Class   Name and Address           Amount and Nature   Percent of Class
Common Stock

Donald Perks     1518 West Hastings St.,
                 Vancouver, British Columbia
                 Canada.                           -0-                 -0-


(c)Changes in Control. The proposed securities exchange agreement executed on July 19, 2006, with MediPri Limited, Primemedical International, Ltd.("MedPri") and Medical Monitors Limited ("MML) would result in a change of control when the transaction is completed. This is a pending transaction and subject to the various performance obligations of the parties which are incomplete as of November 2, 2006.

The Company anticipates that compensation will be provided by the Company during the Company's next financial year to Donald Perks in conjunction with certain management and administrative services to be provided to the Company.

LONG TERM INCENTIVE PLANS - AWARDS IN MOST RECENTLY COMPLETED FINANCIAL YEAR During its most recently completed financial year, and for the two previously completed financial years, the Company has not awarded or instituted any LTIPs in favor of its Named Executive Officers.

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR
No individual grants of Options to purchase or acquire securities of the Company or any of its subsidiaries (whether or not in tandem with SARs) or any freestanding SARs were granted or were in effect and in favor of any of the Company's Named Executive Officers during the Company's most recently completed financial year.

AGGREGATE OPTIONS/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUE: None

DEFINED BENEFIT PLANS
The Company does not have, and at no time during its most recently completed financial year had, any defined benefit or actuarial plans in respect of which any of its Named Executive Officers were eligible to participate.

COMPENSATION OF THE COMPANY'S DIRECTORS: None

MANAGEMENT CONTRACTS: None

BOARD PRACTICES

The Board of Directors meets periodically to set policy and review the progress of the Company as well as review and approve budgets and expenditures.

The Directors of the Company are elected by the shareholders at each annual general meeting of the Company, or, in the event of a vacancy, they are appointed by the Board of Directors then in office, to serve until the next annual general meeting of the Company or until their successors are elected and ratified.

The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.


Item 12.   Certain Relationships and Related Transactions.

(a)      Transactions with Management and Others.

Mr. Perks annual salary has been set as $24,000. This salary has been and will continue to be treated as contributed services reflected as a component of additional paid in capital.

Corporate offices are provided by Donald Perks, the Company's sole officer and director. Office rent is paid to Mr. Perks, but has been and will be accounted for as contributed services. The rent has not been accounted for as a payable to Mr. Perks, but rather has been treated as additional paid in capital. The corporate office rent for the fiscal year beginning April 1, 2006 will be $1,000 monthly and accounted for as additional paid in capital.

Donald Perks loaned the Company the sum of $12,835 during the fiscal year ending March 31, 2006 in order to settle outstanding Company obligations.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

(b)      Certain Business Relationships.

         Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company's periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)      Indebtedness of Management.

No member of the Company's management is or has been indebted to the Company since the beginning of its last fiscal year.

(d)      Transactions with Promoters. None.

Item 13. Exhibits

         (a)      Exhibits

         10       Securities   Exchange   Agreement   with   MedPri,    Limited,
                  Primemedical International, Inc.
         20       Code of Ethical Conduct
         31       Chief Executive  Officer-Section 302 Certification pursuant to
                  Sarbanes-Oxley Act.
         32       Chief Executive  Officer-Section 906 Certification pursuant to
                  Sarbanes-Oxley Act.


Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

                                    Year End 3-31-06            Year End 3-31-05

Audit Fees
Audit-related Fees                      $10,482                     $11,290
Tax Fees
All other fees
Total Fees                              $10,482                     $11,290

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's serves as the company audit committee.

To our knowledge, the Company's principal accountant during 2006 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 2006


Global Immune Technologies, Inc.



 /s/ Donald Perks
--------------------------------
By: Donald Perks
Title: President, CEO, CFO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 13, 2006



/s/ Donald Perks
--------------------------------
Donald Perks, CEO, CFO, Director

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)

Financial Statements
(Expressed in Canadian Dollars)
31 March 2006

JAMES STAFFORD
--------------------------------------------------------------------------------
                                                James Stafford
                                                Chartered Accountants*
                                                Suite 350-1 1 11 Melville Street
                                                Vancouver, British Columbia
                                                Canada V6E 3V6
                                                Telephone +1 604 669 0177
                                                Facsimile +1 604 669 0754


We have audited the accompanying balance sheet of Global Immune Technologies Inc. (the "Company") (formerly Secureview Systems Inc.) as at 31 March 2006, and the related statements of operations and deficit, cash flows and changes in stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as at 31 March 2005, the related statements of operations and deficit, cash flows, and changes in stockholders' deficiency for the years ended 31 March 2005 and 2004 were audited by another firm of auditors whose report dated 11 October 2005 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at 31 March 2006 and the results of its operations, its cash flows and its changes in stockholders' deficiency for the year then ended in accordance with Canadian generally accepted accounting principles.


Vancouver, British Columbia, Canada
                                                           Chartered Accountants
30 August 2006

Comments by Independent Registered Chartered Accountants for United States of America Readers on Canada - United States of America Reporting Differences

The standards of the Public Company Accounting Oversight Board (United States of America) requires the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States of America), our report to the Stockholders and Board of Directors dated 26 June 2006 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the report when these are adequately disclosed in the financial statements.


Vancouver, British Columbia, Canada                        Chartered Accountants
30 August 2006

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Balance Sheets
(Expressed in Canadian Dollars)
As at 31 March
--------------------------------------------------------------------------------
                                                             2006          2005
                                                                $             $
 Assets

 Current
 Cash and cash equivalents                                    165          --
Amounts receivable (Note 3)                                  --          10,155
                                                       ----------    ----------
                                                              165        10,155
                                                       ==========    ==========

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)         154,192       216,861
Due to related parties (Note 6)                           366,854       242,256
                                                       ----------    ----------
                                                          521,046       459,117
                                                       ----------    ----------
Stockholders' deficiency
Capital stock (Note 8)
Authorized
  Unlimited common shares without par value
Issued and outstanding
    2006 - 116,195,645 common shares
    2005 - 16,195,645 common shares                     4,990,523     4,980,523
Additional paid-in capital                                 30,000          --
Deficit                                                (5,541,404)   (5,429,485)
                                                       ----------    ----------
                                                         (520,881)     (448,962)
                                                       ----------    ----------
                                                              165        10,155
                                                       ==========    ==========



Nature and Continuance of Operations (Note 1), Commitment (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:

                        Director
-----------------------
Don Perks

   The accompanying notes are an integral part of these financial statements.


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Operations and Deficit
(Expressed in Canadian Dollars)
For the years ended 31 March
----------------------------------------------------------------------------------------
                                                      2006           2005           2004
                                                         $              $              $

Expenses
General and administrative (see Schedule 1)        (81,366)       (98,728)      (299,548)
                                               -----------    -----------    -----------

Net loss before other items                         (81,366)       (98,728)      (299,548)
Other items
Foreign exchange loss                                 (553)          --             --
Forgiveness of debt                                   --          144,728           --
Gain from the sale of mineral rights                  --             --          149,999
Legal settlement                                      --          165,000           --
Write-off of loan receivable (Note 4)              (30,000)          --             --
Write-off of equipment                                --           (1,623)          --
Write-off of loan receivable                          --         (150,000)          --
                                               -----------    -----------    -----------

Net income (loss) for the year                    (111,919)        59,377       (149,549)
Deficit, beginning of year                      (5,429,485)    (5,488,862)    (5,339,313)
                                               -----------    -----------    -----------
Deficit, end of year                            (5,541,404)    (5,429,485)    (5,488,862)
                                               ===========    ===========    ===========
Basic and diluted earnings (loss) per share          (0.01)          0.01          (0.01)
                                               ===========    ===========    ===========
Weighed average number of common shares
outstanding                                     94,825,781     16,195,645     14,995,642
                                               ===========    ===========    ===========













   The accompanying notes are an integral part of these financial statements.


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Cash Flows
(Expressed in Canadian Dollars)
 For the years ended 31 March
---------------------------------------------------------------------------------------------
                                                                 2006        2005        2004
                                                                    $           $           $
Cash flows from operating activities
Net income (loss) for the year                               (111,919)     59,377    (149,549)
  Adjustments to reconcile loss to net cash used by
  operating activities
    Amortization                                                 --         1,623         132
    Common shares issued as repayment of accounts
    payable                                                      --          --        75,000
    Write-off of loan receivable (Notes 4 and 10)              30,000        --          --
    Contributions to capital by related party -
    expenses (Note 7)                                          30,000        --          --
    Gain on sale of mineral rights                               --          --      (149,999)
                                                             --------    --------    --------
                                                                          (51,919)   (224,416)
                                                                                       61,000
Changes in operating assets and liabilities
  Decrease (increase) in amounts receivable (Note 3)           10,155      (4,998)     (3,470)
  Increase (decrease) in accounts payable (Notes 5 and 10)    (26,428)    (82,123)    162,632
                                                             --------    --------    --------
                                                              (68,192)    (26,121)    (65,254)
                                                             --------    --------    --------
Cash flows from financing activities                           10,000        --          --
Common shares issued for cash (Note 8)
(Increase) in loan receivable (Notes 4 and 10)                (30,000)       --          --
Increase (decrease) in loan payable                              --      (337,745)    212,745
Increase (decrease) in due to related party (Notes 7
and 10)                                                        88,357     361,286    (145,223)
                                                             --------    --------    --------
                                                               68,357      23,541      67,522
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents               (2,580)
                                                                              165       2,268
Cash and cash equivalents, beginning of year                     --         2,580         312
                                                             --------    --------    --------
Cash and cash equivalents, end of year                            165        --         2,580
                                                             ========    ========    ========


Supplemental Disclosures with Respect to Cash Flows (Note 10)






   The accompanying notes are an integral part of these financial statements.


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Changes in Stockholders' Deficiency
(Expressed in Canadian Dollars)
------------------------------------------------------------------------------------------------------------
                                                                 Additional
                                  Number of                         paid-in                    Stockholders'
                              shares issued   Share capital         capital         Deficit       deficiency
                                                          $               $               $                $

Balance at 31 March 2004         16,195,642       4,980,523            --        (5,488,862)        (508,339)
   Net income for the year             --              --              --            59,377           59,377
                              -------------   -------------   -------------   -------------    -------------
Balance at 31 March 2005         16,195,645       4,980,523            --        (5,429,485)        (448,962)

   Shares issued in escrow
   (Note 8)                     100,000,000          10,000            --              --             10,000
   Contributions to capital
   by related party -
   expenses (Note 7)                   --              --            30,000            --             30,000
   Net loss for the year               --              --              --          (111,919)        (111,919)
                              -------------   -------------   -------------   -------------    -------------
Balance at 31 March 2006        116,195,645       4,990,523          30,000      (5,541,404)        (520,881)
                              =============   =============   =============   =============    =============




























   The accompanying notes are an integral part of these financial statements.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Schedule 1 - General and Administrative Expenses
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------
                                               2006          2005          2004
                                                  $             $             $
                                         ----------    ----------    ----------
Amortization                                   --            --             132
Bank charges and interest                     2,200           140         5,347
Consulting                                     --            --          59,664
Investor relations                             --             800         2,213
Legal and accounting fees                    32,364        86,433       135,478
Management fees (Note 7)                     24,000          --            --
Office and administration                     1,340          --          14,402
Rent (Note 7)                                 6,000          --            --
Salaries and benefits                          --            --          10,500
Transfer agent and filing fees               11,689        10,344        35,282
Travel                                        3,773          --          25,816
Trust and filing fees                          --           1,011        10,714
                                         ----------    ----------    ----------
                                            (81,366)      (98,728)     (299,548)
                                         ==========    ==========    ==========



















   The accompanying notes are an integral part of these financial statements.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


1.   Nature and Continuance of Operations

     Global Immune Technologies Inc. (the "Company") (formerly Secureview Systems Inc.) was incorporated on 18 September 1985 in British Columbia, Canada. The Company was organized for the purpose of exploring mineral properties.

     The Company's financial statements as at 31 March 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $111,919 for the year ended 31 March 2006 (2005 - income of $59,377, 2004 - loss of $149,549) and has a working capital deficiency of $520,881 at 31 March 2006 (2005 - $448,962).

     Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 March 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, however there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Significant Accounting Policies

     The following is a summary of significant accounting policies used in the preparation of these financial statements.

     Basis of presentation

     The accounting policies of the Company are in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") applicable to development stage enterprises, and are expressed in Canadian dollars. These policies conform, in all material respects, with accounting principles generally accepted in the United States of America ("United States GAAP"), except as described in Note 13. Outlined below are those policies considered particularly significant.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Financial instruments

     The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

     Derivative financial instruments

     The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     Income taxes

     Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. As at 31 March 2006, the Company's net future income tax assets are fully offset by a valuation allowance.

     Basic and diluted net loss per share

     Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The treasury stock method is used for determining the dilutive effect of options and warrants issued in calculating diluted earnings per share. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon the exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the year. For the years presented, this calculation proved to be anti-dilutive.

     Foreign currency translation

     The Company's functional and reporting currency is in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at the rate of exchange in effect at the balance sheet date. Non-monetary assets and liabilities are translated into Canadian dollars at their applicable historical rates. Revenues and expenses are translated at rates prevailing at the date of the transaction except for amortization, which is translated at historical rates. Exchange gains and losses from the translation of foreign currencies are recognized in the period in which they occur.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


     Use of estimates

     The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

     Comparative figures

     Certain comparative figures have been adjusted to conform to the current period's presentation.

3.   Amounts  Receivable

     Amounts  receivable  are  non-interesting   bearing,   unsecured  and  have
     settlement dates within one year.


                                                           As at 31     As at 31
                                                         March 2006   March 2005
                                                                  $            $


      Goods and Services Tax receivable                        --         10,155
                                                         ==========   ==========

4.   Loan Receivable


     During the year ended 31 March 2006, the Company loaned $30,000 cash pursuant to an agreement dated 23 September 2005 to Global Lottery Corporation, a Nevada corporation. The terms of the agreement state that the Company shall have the option to convert this promissory note into shares of common stock of Global Lottery Corporation on the basis of $0.10 per share. Management believes collection is doubtful and the balance has been offset by a full valuation allowance as at 31 March 2006.

5.   Accounts Payable and Accrued Liabilities

     Accounts  payable  and  accrued   liabilities  are  non-interest   bearing,
     unsecured and have settlement dates within one year.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


6.   Due to Related Parties

     As at 31 March 2006, the amount due to related party consists of $54,539 (2005 - $36,170) payable to a shareholder and officer-director of the Company.

     As at 31 March 2006, the amount due to related party consists of $44,987 (2005 - $Nil) payable to a shareholder of the Company.

     As at 31 March 2006, the amount due to related party includes $267,328 (2005 - $206,086) payable to a shareholder of the Company.

     Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

7.   Related Party Transactions

     During the year ended 31 March 2006, the Company entered into the following transactions with related parties:

     i. During the year ended 31 March 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $24,000 (2005 - $Nil, 2004 - $Nil) and $6,000 (2005 - $Nil, 2004 - $Nil) respectively (Note 10).

     ii. An amount of $12,835 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances.

     iii. Directors and companies with common directors received $Nil (2005 - $Nil, 2004 - $30,000) for consulting, administrative, rent, office, shareholder relations, and management services.

     The amounts charged to the Company for the services provided have been determined by negotiation among the Company and the related parties, and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

8.   Capital Stock

     Authorized

     In May 2005, the Company altered its authorized capital stock from 100,000,000 common shares to an unlimited number of common shares without par value.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------

     Issued and outstanding

     The total issued and outstanding capital stock is 116,195,645 common shares without a par value.

     During the year ended 31 March 2006, the Company proceeded with a proposed acquisition of the rights to the drug Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to completion of the acquisition. As the transaction was not completed, the common shares were returned to treasury and the Company is in the process of canceling the certificates.

     Share purchase warrants

     The following share purchase warrants were outstanding at 31 March 2006:

                                                                       Remaining
                                                     Number     contractual life
                            Exercise price      of warrants              (years)
                                         $

     Warrants (Note 11)               0.03        2,500,000                  1.7
                                                -----------
                                                  2,500,000
                                                ===========

     A summary of outstanding share purchase warrants is as follows:

                                                         Number of      Weighted
                                                             share       average
                                                          purchase      exercise
                                                          warrants         price
                                                                               $


     Outstanding and exercisable at 1 April 2005         2,500,000          0.03
     Granted                                                  --
     Exercised                                                --
     Forfeited                                                --
                                                         ----------   ----------
     Outstanding and exercisable at 31 March 2006         2,500,000         0.03

     Stock options


     Under the Company's stock option plan, the Company may grant options to employees, officers, and directors for the purchase of its common stock from treasury. The aggregate number of shares so reserved for issuance shall not exceed 10% of the issued and outstanding shares, and the


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------

     aggregate number of shares so reserved for issuance to any one individual shall not exceed 5% of the issued and outstanding shares. Under the plan, the options are exercisable upon issuance and an option's maximum term is five years.

                                                                2006       2005
                                                                   $          $

     Outstanding and exercisable at 1 April 2005                --      427,729
     Granted                                                    --         --
     Exercised                                                  --         --
     Forfeited                                                  --         --
     Cancelled                                                  --     (427,729)
                                                            --------   --------
     Outstanding and exercisable at 31 March 2006               --         --
                                                            ========   ========


9.   Income Taxes

     Provision for income taxes

     The provision for (recovery of) income taxes differs from the amount that would have resulted by applying Canadian federal and provincial statutory tax rates of 34.1% (2005 - 35.6%, 2004 - 35.6%) to net income (loss) for the years as follows:

                                                          2006        2005        2004
                                                             $           $           $

     Net income (loss) before income taxes            (111,919)     59,377    (149,549)
                                                      --------    --------    --------
     Income tax recovery at statutory rates             38,187     (20,259)     53,269
     Adjustments to benefits resulting from:
      Amortization                                        --          --           (45)
      Contributions to capital by related party        (10,236)
      (Unrecognized) benefits of non-capital losses    (27,951)     20,259     (53,224)
                                                      --------    --------    --------
     Future income tax recovery                           --          --          --
                                                      ========    ========    ========

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


     Future tax balances

     The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

                                                              2006         2005
                                                                 $            $

     Future tax assets:
       Non-capital loss carryforwards                      519,310      676,400
       Less: valuation allowance                          (519,310)    (676,400)
                                                         ---------    ---------
     Net future tax assets                                    --           --
                                                         =========    =========


     As at 31 March 2006, the Company has accumulated operating losses for income tax purposes of approximately $1,462,141 which may be carried forward to reduce taxable income of future years. The potential tax benefit of these losses has not been reflected in the financial statements as it is more likely than not that these losses will not be utilized. They will expire at various dates to 31 March 2016. The potential income tax benefit of these losses has been offset by a full valuation allowance.

10.  Supplemental Disclosures with Respect to Cash Flows

                                                         2006     2005     2004
                                                            $        $        $
     Cash paid during the year for interest               --       --       --
     Cash paid during the year for income taxes           --       --       --


     During the year ended 31 March 2006, the Company provided a full valuation allowance for a loan receivable of $30,000 (Note 4).

     During the year ended 31 March 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $24,000 (2005 - $Nil) and $6,000 (2005 - $Nil) respectively (Note 7).

     During the year ended 31 March 2006, a company controlled by a shareholder of the Company assumed accounts payable of $36,241. 11. Commitment

     As at 31 March 2006, the Company had outstanding warrants to purchase 2,500,000 shares of the Company's common shares at a price of $0.03 per share. The warrants became exercisable in 2004 and expire at various dates through 2007. At 31 March 2006, 2,500,000 shares of common stock were reserved for that purpose.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


12.  Subsequent Events

     Subsequent to 31 March 2006, the following events occurred:

     i. Effective 2 May 2006, the Company changed its name to Global Immune Technologies Inc. from Secureview Systems Inc.

     ii. The Company was voluntarily dissolved in the province of British Columbia and obtained articles of continuance in the State of Wyoming.

     iii. On 19 July 2006, the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the Agreement, the Company shall issue to PML the following securities;


          a)   A total of 74,000,000 common shares of the Company,

          b) A total of 7,400,000 share purchase warrants where each warrant represents the right to purchase one common share of the Company at a price of $0.5 0USD for a period of five years from the date of the Agreement.

          c) A promissory note in the amount of $10,000,000 payable automatically and without demand on the third anniversary of the date of the Agreement. This promissory note is to be non-interest bearing and convertible into common shares of the Company at the holder's option at any time prior to the maturity date, the conversion amount is to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the five business days immediately preceding the date of the conversion. At no time shall such conversion price be less than $0.40USD or greater than $1 .00USD.

          d) A promissory note issued to MML in consideration for intellectual property, bearing no interest, in the principle amount of $4,000,000USD, payable automatically and without demand on the first anniversary of the date of this agreement. Such note shall be convertible into common shares of the Company at the holder's option at any time prior to the maturity date, such conversion to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the immediately preceding five business days. At no time shall such conversion price be less than $0.40USD or greater than $ 1.00USD.

     In exchange for the issuance by the Company to PML of the Company's shares, warrants, and promissory notes, PML shall assign and convey to the Company all of its interest in 58,302,000 shares of common stock of MedPri. Such shares are to constitute all of the outstanding capital stock of MedPri.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


13. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

     These financial statements have been prepared in accordance with Canadian GAAP. Except as set out below, these financial statements also comply, in all material respects, with United States GAAP.

     Statement of cash flow differences

     Under United States GAAP, separate subtotals within cash flow from operating activities are not presented.

     i.   Comprehensive income

          Statement  of  Financial   Accounting   Standards  ("SFAS")  No.  130,
          "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements for the Company. There are no differences between net loss and comprehensive loss for each of the years ended 31 March 2006, 2005 and 2004.

     ii. Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

          For United States reporting purposes, the Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future and undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

     iii. Income taxes

          Under United States GAAP, deferred income tax assets and liabilities are revalued for all enacted changes in tax rates. Under Canadian GAAP, deferred income tax assets and liabilities are revalued for all enacted or substantially enacted changes in tax rates.

     iv.  Recent pronouncements

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

     v.   Loss per share

          Under Canadian GAAP, shares held in escrow are included in the calculation of loss per share. Under United States GAAP, shares held in escrow are excluded from the weighted-average number of shares outstanding until such shares are released for trading.


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
For the years ended 31 March
--------------------------------------------------------------------------------


     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations:

                                                             For the        For the       For the
                                                          year ended     year ended    year ended
                                                            31 March       31 March      31 March
                                                                2006           2005          2004
                                                                   $              $             $

     Numerator: Net income (loss) for the year under
     U.S. GAAP                                              (111,919)        59,377      (149,549)
     Denominator: Weighted average number of shares
     under Canadian GAAP                                  94,825,781     16,195,645    14,995,642
     Adjustment required under U.S. GAAP to exclude
     stock held in escrow (Note 8)                       (78,630,136)          --            --
                                                         -----------    -----------   -----------
     Weighted average number of shares under U.S.
     GAAP                                                 16,195,645     16,195,645    14,995,642
                                                         ===========    ===========   ===========
     Basic and diluted earnings (loss) per share under
     U.S. GAAP                                                 (0.01)          0.01         (0.01)
                                                         ===========    ===========   ===========