Form 10QSB
period 2006-06-30
Global Immune Technologies Inc.
filed 2006-12-19
CIK 1105284

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____


                         Commission file number 0-30520


                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        WYOMING
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer identification No.)


 1518 West Hastings St., Vancouver, B.C. Canada                  V6G 3J4
 ----------------------------------------------               -------------
(Address of principal executive offices)                       (Zip Code)


1518 West Hastings St., Vancouver, B.C. Canada                   V6G 3J4
----------------------------------------------                -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes x No
                                    ---   ---

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of June 30, 2006: 116,195,645

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents

Item 1.   Financial Statements...........................................      2
          Balance Sheet unaudited).......................................      3
          Statements of Operations unaudited)............................      4
          Statements of Cash Flows unaudited)............................      5
          Statement of Changes in Stockholders' Deficit..................      6
          Notes to Financial Statements..................................   8-15

Item 2.  Management's Discussion and Analysis or Plan of
Operation................................................................     16

Item 3.  Controls and Procedures.........................................     26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     27

Item 2.   Unregistered Sale of Equity Securities and
          Use of Proceeds................................................     27

Item 3.   Defaults upon Senior Securities................................     27

Item 4.   Submission of Matters to a Vote
          of Security Holders............................................     27

Item 5.   Other Information..............................................     27

Item 6.   Exhibits.......................................................     28

Signatures...............................................................     28

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.






Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)

Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                         As at 30      As at 31
                                                             June    March 2006
                                                             2006     (Audited)
                                                                $             $

Assets

Current
Cash and cash equivalents                                    --             165
                                                       ----------    ----------

                                                             --             165
                                                       ==========    ==========
Liabilities

Current
Bank indebtedness                                           1,896          --
Accounts payable and accrued liabilities (Note 3)          24,524       154,192
Due to related parties (Note 4)                           499,179       366,854
                                                       ----------    ----------

                                                          525,599       521,046
                                                       ----------    ----------

Stockholders' deficiency
Capital stock  (Note 6)
Authorized
  Unlimited common shares without par value
Issued and outstanding
  30 June 2006 - 116,195,645 common shares
  31 March 2006 - 116,195,645  common shares            4,990,523     4,990,523
Additional paid-in capital                                 37,500        30,000
Deficit                                                (5,553,622)   (5,541,404)
                                                       ----------    ----------

                                                         (525,599)     (520,881)
                                                       ----------    ----------

                                                             --             165
                                                       ==========    ==========

Nature and Continuance of Operations (Note 1) Commitment (Note 9) and Subsequent Events (Note 10)

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                 For the three    For the three
                                                  month period     month period
                                                         Ended            ended
                                                       30 June          30 June
                                                          2006             2005
                                                             $                $

Expenses
General and administrative (see Schedule 1)             12,218           26,742
                                                 -------------    -------------

Net loss for the period                                (12,218)         (26,742)

Deficit, beginning of period                        (5,541,404)      (5,429,485)
                                                 -------------    -------------

Deficit, end of period                              (5,553,622)      (5,456,227)
                                                 =============    =============

Basic and diluted loss per share                         (0.01)           (0.01)
                                                 =============    =============

Weighed average number of common shares
outstanding                                         16,195,645       16,195,645
                                                 =============    =============


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
-------------------------------------------------------------------------------------------

                                                             For the three    For the three
                                                              month period     month period
                                                                     ended            ended
                                                                   30 June          30 June
                                                                      2006             2005
                                                                         $                $
                                                             -------------    -------------
Cash flows from operating activities
Net loss for the period                                            (12,218)         (26,742)
   Adjustment to reconcile loss to net cash used by
   operating activities
      Contributions to capital by related party - expenses
      (Notes 5 and 8)                                                7,500            7,500
Changes in operating assets and liabilities
   Decrease  in amounts receivable                                    --             10,155
  (Decrease) in accounts payable (Notes 3 and 8)                      (943)        (157,647)
                                                             -------------    -------------

                                                                    (5,661)        (166,734)
                                                             -------------    -------------

Cash flows from financing activities
Increase in bank indebtedness                                        1,896            3,089
Increase  in due to related parties (Notes 4 and 8)                  3,600          163,645
                                                             -------------    -------------

                                                                     5,496          166,734
                                                             -------------    -------------

(Decrease) in cash and cash equivalents                               (165)            --

Cash and cash equivalents, beginning of year                           165             --
                                                             -------------    -------------

Cash and cash equivalents, end of year                                --               --
                                                             =============    =============

Supplemental Disclosures with Respect to Cash Flows (Note 8)


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statement of Changes in Stockholders' Deficiency
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                   Additional
                                    Number of                         paid-in                    Stockholders'
                                shares issued   Capital Stock         capital         Deficit       deficiency
                                                            $               $               $                $

Balance at 31 March 2004           16,195,645       4,980,523            --        (5,488,862)        (508,339)
  Net income for the year                --              --              --            59,377           59,377
                                -------------   -------------   -------------   -------------    -------------

Balance at 31 March 2005           16,195,645       4,980,523            --        (5,429,485)        (448,962)
  Shares issued in escrow
  (Note 6)                        100,000,000          10,000            --              --             10,000
  Contributions to capital by
  related party - expenses
  (Note 5)                               --              --            30,000            --             30,000
  Net loss for the year                  --              --              --          (111,919)        (111,919)
                                -------------   -------------   -------------   -------------    -------------

Balance at 31 March 2006          116,195,645       4,990,523          30,000      (5,541,404)        (520,881)
  Contributions to capital by
  related party - expenses
  (Note 5)                               --              --             7,500            --              7,500
  Net loss for the period                --              --              --           (12,218)         (12,218)
                                -------------   -------------   -------------   -------------    -------------

Balance at 30 June 2006           116,195,645       4,990,523          37,500      (5,553,622)        (525,599)
                                =============   =============   =============   =============    =============

 Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Schedule 1 - General and Administrative Expenses
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                  For the three    For the three
                                                   month period     month period
                                                  ended 30 June    ended 30 June
                                                           2006             2005
                                                              $                $


Bank charges and interest                                    218              25
Investor relations                                          --               679
Legal and accounting fees                                  4,500          12,655
Management fees (Notes 5 and 8)                            6,000           6,000
Office and administration                                   --               465
Rent (Notes 5 and 8)                                       1,500           1,500
Trust and filing fees                                       --             5,418
                                                   -------------   -------------

                                                          12,218          26,742
                                                   =============   =============

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------

1.   Nature and Continuance of Operations

     Global Immune Technologies Inc. (the "Company") (formerly Secureview Systems Inc.) was incorporated on 18 September 1985 in British Columbia, Canada. During the three month period ended 30 June 2006 the company applied for voluntary dissolution in British Columbia and articles of continuance in the state of Wyoming. The Company was organized for the purpose of exploring mineral properties.

     The Company's financial statements as at 30 June 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $12,218 for the three month period ended 30 June 2006 (30 June 2005 - $26,742) and has a working capital deficiency of $525,599 at 30 June 2006 (31 March 2006 - $520,881).

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

     Basis of presentation

     The accompanying unaudited interim financial statements have been prepared as at 30 June 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------


     have been included. Operating results for the three month period ended 30 June 2006 are not necessarily indicative of the results that may be expected for the year ending 31 March 2007.

     These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 March 2006.

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

     Income taxes

     Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. As at 30 June 2006, the Company's net future income tax assets are fully offset by a valuation allowance.

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

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------



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

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

     Comparative figures

     Certain comparative figures have been adjusted to conform to the current period's presentation.

3.   Accounts Payable and Accrued Liabilities

     Accounts  payable  and  accrued   liabilities  are  non-interest   bearing,
     unsecured and have settlement dates within one year.

4.   Due to Related Parties

     As at 30 June 2006, the amount due to related party consists of $69,639 (31 March 2006 - $54,539) payable to a shareholder and officer-director of the Company (Note 5).

     As at 30 June 2006, the amount due to related party consists of $44,987 (31 March 2006 - $44,987) payable to a shareholder of the Company (Note 5).

     As at 30 June 2006, the amount due to related party includes $384,553 (31 March 2006 - $267,328) payable to a shareholder of the Company (Note 5).

     Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

5.   Related Party Transactions

     During the three month period ended 30 June 2006, the Company entered into the following transactions with related parties:

     i. During the period ended 30 June 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $6,000 (30 June 2005 - $6,000) and $1,500 (30 June 2005 - $1,500) respectively (Note 8).

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------



     ii. An amount of $11,500 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances (Note 8).

     iii. An amount of $117,225 was paid by a shareholder of the Company to settle outstanding accounts payable balances (Note 8).

6.   Capital Stock

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

     Share purchase warrants

     The following share purchase warrants were outstanding at 30 June 2006:

                                                                       Remaining
                                                      Number    contractual life
                             Exercise price      of warrants             (years)
                                          $

     Warrants (Note 9)                0.03         2,500,000                1.45
                                                 -----------

                                                    2,500,00
                                                 -----------

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------



     A summary of outstanding share purchase warrants is as follows:

                                                           Number of    Weighted
                                                               share     average
                                                            purchase    exercise
                                                            warrants       price
                                                                               $

     Outstanding and exercisable at 1 April 2006           2,500,000        0.03

     Granted                                                    --
     Exercised                                                  --
     Forfeited                                                  --
     Cancelled
                                                           ---------

     Outstanding and exercisable at 30 June 2006           2,500,000        0.03
                                                           =========   =========


     Stock options

     Under the Company's stock option plan, the Company may grant options to employees, officers, and directors for the purchase of its common stock from treasury. The aggregate number of shares so reserved for issuance shall not exceed 10% of the issued and outstanding shares, and the aggregate number of shares so reserved for issuance to any one individual shall not exceed 5% of the issued and outstanding shares. Under the plan, the options are exercisable upon issuance and an option's maximum term is five years.

                                                             30 June    30 June
                                                                2006       2005
                                                                   $          $

     Outstanding and exercisable at 1 April 2006                --      427,729

     Granted                                                    --         --
     Exercised                                                  --         --
     Forfeited                                                  --         --
     Cancelled                                                  --     (427,729)
                                                            --------   --------

     Outstanding and exercisable at 30 June 2006                --         --
                                                            ========   ========


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------



7.   Income Taxes

     Provision for income taxes

     The provision for (recovery of) income taxes differs from the amount that would have resulted by applying Canadian federal and provincial statutory tax rates of 34.0% (30 June 2005 - 35.6%) to net loss for the periods as follows:

                                                        For the three    For the three
                                                         month period     month period
                                                        ended 30 June    ended 30 June
                                                                 2006             2005
                                                                    $                $

     Net loss before income taxes                             (12,218)         (26,742)
                                                        =============    =============

     Income tax recovery at statutory rates                     4,154            9,520
     Adjustments to benefits resulting from:
        Contributions to capital by related party              (2,550)          (2,670)
        (Unrecognized) benefits of non-capital losses          (1,604)          (6,850)
                                                        -------------    -------------

     Future income tax recovery                                  --               --
                                                        =============    =============

     Future tax balances

     As at 30 June 2006, the Company has accumulated operating losses for income tax purposes of approximately $1,466,859 which may be carried forward to reduce taxable income of future years. The potential tax benefit of these losses has not been reflected in the financial statements as it is more likely than not that these losses will not be utilized. They will expire at various dates to 30 June 2016. The potential income tax benefit of these losses has been offset by a full valuation allowance.

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------


8.   Supplemental Disclosures with Respect to Cash Flows

                                                          For the        For the
                                                      three month    three month
                                                     period ended   period ended
                                                          30 June        30 June
                                                             2006           2005
                                                                $              $

     Cash paid during the period for interest                --             --
     Cash paid during the period for income taxes            --             --



     During the three month period ended 30 June 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $6,000 (30 June 2005 - $6,000) and $1,500 (30 June 2005 - $1,500) respectively (Note 5).

     During the three month period ended 30 June 2006, an amount of $11,500 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances (Note 5).

     During the three month period ended 30 June 2006, an amount of $117,225 was paid by a shareholder of the Company to settle outstanding accounts payable balance (Note 5).

9.   Commitment

     As at 30 June 2006, the Company had outstanding warrants to purchase 2,500,000 shares of the Company's common shares at a price of $0.03 per share. The warrants became exercisable in 2004 and expire at various dates through 2007. At 30 June 2006, 2,500,000 shares of common stock were reserved for that purpose.

10.  Subsequent Events

     Subsequent to 30 June 2006 the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the Agreement, the Company shall issue to PML the following securities;

     a)   A total of 74,000,000  common  shares of the Company  (issued 8 August
          2006),

     b) A total of 7,400,000 share purchase warrants where each warrant represents the right to purchase one common share of the Company at a price of $0.50USD for a period of five years from the date of the Agreement.

     c) A promissory note in the amount of $10,000,000 payable automatically and without demand on the third anniversary of the date of the Agreement. This promissory note is to be non-interest bearing and

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 June 2006
--------------------------------------------------------------------------------



          convertible into common shares of the Company at the holder's option at any time prior to the maturity date, the conversion amount is to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the five business days immediately preceding the date of the conversion. At no time shall such conversion price be less than $0.40USD or greater than $1.00USD.

     d) A promissory note issued to MML in consideration for intellectual property, bearing no interest, in the principle amount of $4,000,000USD, payable automatically and without demand on the first anniversary of the date of this agreement. Such note shall be convertible into common shares of the Company at the holder's option at any time prior to the maturity date, such conversion to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the immediately preceding five business days. At no time shall such conversion price be less than $0.40USD or greater than $1.00USD.

     In exchange for the issuance by the Company to PML of the Company's shares, warrants, and promissory notes, PML shall assign and convey to the Company all of its interest in 58,302,000 shares of common stock of MedPri. Such shares are to constitute all of the outstanding capital stock of MedPri.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-QSB and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, statements such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow.

These statements are intended to identify forward-looking statements within the meaning of the various securities acts. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

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

On February 28, 2006, the Company changed its corporate domicile from British Columbia, Canada to the State of Wyoming.

         (b) Business History of the Issuer.
             ------------------------------

         From its incorporation in 1985 until 1999, the Company was engaged in the business of exploration of natural resource properties. During 2004 the Company disposed of its final interests in its natural resource properties. In early 1999 the Company initiated a search for other business opportunities culminating in May 1999 with the acquisition of the domain name ProSportsPool.com. In January 2000, the Company entered into an agreement with Internet Sports Network Inc. to develop and maintain a number of internet based games and contests. Internet Sports Network eventually developed "Fantasy Free for All" software and back end support for Nascar, Formula One, Cart series and Baseball and Hockey contests for ProSportsPool.com. The Company launched the

ProSportsool.com website on March 1, 2000 with Formula 1 and NASCAR contests "Fantasy Free for All". The launch of the website was accompanied by a marketing campaign that included print, billboard, and internet-banner advertising. In March 21, 2000, the Company engaged Iceberg Media.com Inc. to provide three music channels - 1Groove.com, 2Kool4Radio.com and PrimeTicket.net - for the ProSportsPool.com website. The ProSportsPool.com website added a fantasy baseball contest, and an affiliation with Altavista.com on March 27, 2000. At the beginning of April 2000, the Company launched its internet based hockey contest and announced its inaugural contest winners in its auto-racing contests. The Company also announced it has become an authorized member of the Cnet.com affiliate network and formed similar affiliations with Chipshot.com, Wrenchead.com, Quokka.com and America Online.

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

         Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

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

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

         (d) Results of Operations, Liquidity and Capital Resources: The Company has had no significant operations during the last fiscal year and, accordingly, is fully dependent either future sales of securities or upon its current management and, or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

         During the quarter ended June 30, 2006, the Company incurred a comprehensive net loss of approximately $12,218 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months.

From our inception through the period ended June 30, 2006, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2006 and our quarterly report on Form 10-QSB for the period ending June 30, 2006. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not a party to any pending material legal proceedings.


Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits

         (a)      Exhibits:


         31 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2006.


GLOBAL IMMUNE TECHNOLOGIES, INC.




By: /s/Donald Perks
   --------------------------
   Donald Perks
   Title: President, CEO, CFO