Form 10QSB
period 2006-09-30
Global Immune Technologies Inc.
filed 2006-12-19
CIK 1105284

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2006


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to_____


                         Commission file number 0-30520


                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             WYOMING
      ----------------------              ---------------------------------
     (State of Incorporation)             (IRS Employer identification No.)


1518 West Hastings St., Vancouver, B.C. Canada                     V6G 3J4
----------------------------------------------                   ----------
    (Address of principal executive offices)                     (Zip Code)


1518 West Hastings St., Vancouver, B.C. Canada                     V6G 3J4
----------------------------------------------                   ----------

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

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of September 30, 2006: 190,195,645

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents

Item 1.   Financial Statements.................................................2
          Balance Sheet unaudited).............................................3
          Statements of Operations unaudited)..................................4
          Statements of Cash Flows unaudited)..................................5
          Statement of Changes in Stockholders' Deficit........................6
          Notes to Financial Statements.....................................8-15

Item 2.   Management's Discussion and Analysis or Plan of
          Operation...........................................................16

Item 3.   Controls and Procedures.............................................26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................27

Item 2.   Unregistered Sale of Equity Securities and
          Use of Proceeds.....................................................27

Item 3.   Defaults upon Senior Securities.....................................27

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................27

Item 5.   Other Information...................................................28

Item 6.   Exhibits............................................................28

Signatures....................................................................28

                          PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements




Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)

Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)
-------------------------------------------------------------------------------

                                                        As at 30       As at 31
                                                       September     March 2006
                                                            2006      (Audited)
                                                               $              $

Assets

Current
Cash and cash equivalents                                      41           165
                                                       ----------    ----------

                                                               41           165
                                                       ----------    ----------

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)          28,862       154,192
Due to related parties (Note 4)                           508,180       366,854
                                                       ----------    ----------

                                                          537,042       521,046
                                                       ----------    ----------

Stockholders' deficiency
Capital stock  (Note 6)
Authorized
  Unlimited common shares without par value
Issued and outstanding
  30 September 2006 - 190,195,645 common shares
  31 March 2006 - 116,195,645  common shares            4,990,523     4,990,523
Additional paid-in capital                                 43,500        30,000
Deficit                                                (5,571,024)   (5,541,404)
                                                       ----------    ----------

                                                         (537,001)     (520,881)
                                                       ----------    ----------

                                                               41           165
                                                       ----------    ----------


Nature and Continuance of Operations (Note 1) and Commitments (Note 10)


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------------------------

                                              For the        For the        For the        For the
                                          three month    three month      six month      six month
                                               period         period         period         period
                                             ended 30       ended 30       ended 30       ended 30
                                            September      September      September      September
                                                 2006           2005           2006           2005
                                                    $              $              $              $
Expenses
General and administrative (Schedule 1)        17,450         10,539         29,668         37,281
                                          -----------    -----------    -----------    -----------

Net loss before other items                   (17,450)       (10,539)       (29,668)       (37,281)

Other items
Foreign exchange gain                              48           --               48           --
Write off of loan receivable (Note 7)            --          (30,000)          --          (30,000)
                                          -----------    -----------    -----------    -----------

Net loss for the period                       (17,402)       (40,539)       (29,620)       (67,281)

Deficit, beginning of period               (5,553,622)    (5,456,227)    (5,541,404)    (5,429,485)
                                          -----------    -----------    -----------    -----------

Deficit, end of period                     (5,571,024)    (5,496,766)    (5,571,024)    (5,496,766)
                                          -----------    -----------    -----------    -----------

Basic and diluted loss per
common share                                    (0.01)         (0.01)         (0.01)         (0.01)
                                          -----------    -----------    -----------    -----------

Weighted average number of common
shares used in per share calculations      16,195,645     16,195,645     16,195,645     16,195,645
                                          -----------    -----------    -----------    -----------


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
------------------------------------------------------------------------------------------------------------

                                            For the three    For the three      For the six      For the six
                                             month period     month period     month period     month period
                                                    ended            ended            ended            ended
                                             30 September     30 September     30 September     30 September
                                                     2006             2005             2006             2005
                                                        $                $                $                $
Cash flows from operating activities
Net loss for the period                           (17,402)         (40,539)         (29,620)         (67,281)
   Adjustments to reconcile loss to net
   cash used by operating activities
      Contributions to capital by related
      party - expenses (Notes 5 and 9)              6,000            7,500           13,500           15,000
      Write-off of loan receivable (Note7)           --             30,000             --             30,000
Changes in operating assets and
liabilities
  Decrease in amounts receivable                     --               --               --             10,155
  Increase (decrease) in accounts payable
  (Notes 3 and 9)                                   8,339          (14,002)           7,395         (127,754)
                                            -------------    -------------    -------------    -------------

                                                   (3,063)         (17,041)          (8,725)        (139,880)
                                            -------------    -------------    -------------    -------------

Cash flows from financing activities
(Decrease) in bank indebtedness                    (1,896)          (3,089)            --               --
(Increase) in loan receivable (Note 7)               --            (30,000)            --            (30,000)
Increase  in due to related parties
(Notes 4 and 9)                                     5,000           60,012            8,601          179,762
                                            -------------    -------------    -------------    -------------

                                                    3,104           26,923            8,601          149,762
                                            -------------    -------------    -------------    -------------

Increase (decrease) in cash and cash
equivalents                                            41            9,882             (124)           9,882

Cash and cash equivalents, beginning of
period                                               --               --                165             --
                                            -------------    -------------    -------------    -------------

Cash and cash equivalents, end of period               41            9,882               41            9,882
                                            -------------    -------------    -------------    -------------

Supplemental Disclosures with Respect to Cash Flows (Note 9)


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statement of Changes in Stockholders' Deficiency
(Expressed in Canadian Dollars)
(Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                     Number of      Capital Stock        Additional                        Stockholders'
                                 shares issued                      paid-in capital           Deficit         deficiency
                                                                $                 $                 $                  $
Balance at 31 March 2004             16,195,645         4,980,523              --          (5,488,862)          (508,339)
  Net income for the year                  --                --                --              59,377             59,377
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 31 March 2005             16,195,645         4,980,523              --          (5,429,485)          (448,962)
  Shares issued in escrow
  (Note 6)                          100,000,000            10,000              --                --               10,000
  Contributions to capital by
  related party - expenses
  (Note 5)                                 --                --              30,000              --               30,000
  Net loss for the year                    --                --                --            (111,919)          (111,919)
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 31 March 2006            116,195,645         4,990,523            30,000        (5,541,404)          (520,881)
  Shares issued in escrow
  (Notes 6 and 10)                   74,000,000              --                --                --                 --
  Contributions to capital by
  related party - expenses
  (Note 5)                                 --                --              13,500              --               13,500
  Net loss for the period                  --                --                --             (29,620)           (29,620)
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 30 September 2006        190,195,645         4,990,523            43,500        (5,571,024)          (537,001)
                                ---------------   ---------------   ---------------   ---------------    ---------------


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Schedule 1 - General and Administrative Expenses
(Expressed in Canadian Dollars)
(Unaudited)
---------------------------------------------------------------------------------------------------------

                                   For the three      For the three        For the six        For the six
                                    month period       month period       month period       month period
                                        ended 30           ended 30           ended 30           ended 30
                                  September 2006     September 2005     September 2006     September 2005
                                               $                  $                  $                  $
Bank charges and interest                     92                 19                310                 44
Directors fees                                 -              2,000                  -              2,000
Investor relations                           449                  -                449                679
Legal and accounting fees                  5,940                  -             10,440             12,655
Management fees (Notes 5 and 9)            6,000              6,000             12,000             12,000
Office and administration                      -                  -                  -                465
Rent (Notes 5 and 9)                       1,000              1,500              2,500              3,000
Trust and filing fees                      3,969              1,020              3,969              6,438
                                  ---------------    ---------------    ---------------    ---------------

                                          17,450             10,539             29,668             37,281
                                  ---------------    ---------------    ---------------    ---------------

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

1.   Nature and Continuance of Operations

     Global Immune Technologies Inc. (the "Company") (formerly Secureview Systems Inc.) was incorporated on 18 September 1985 in British Columbia, Canada. During the six month period ended 30 September 2006 the company applied for voluntary dissolution in British Columbia and articles of continuance in the state of Wyoming. The Company was organized for the purpose of exploring mineral properties.

     The Company's financial statements as at 30 September 2006 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $29,620 for the six month period ended 30 September 2006 (30 September 2005 - $67,281) and has a working capital deficiency of $537,001 at 30 September 2006 (31 March 2006 - $520,881).

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

     Basis of presentation

     The accompanying unaudited interim financial statements have been prepared as at 30 September 2006 and for the three and six month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

     months period ended 30 September 2006 are not necessarily indicative of the results that may be expected for the year ending 31 March 2007.

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

     Income taxes

     Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. As at 30 September 2006, the Company's net future income tax assets are fully offset by a valuation allowance.

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

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

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

4.   Due to Related Parties

     As at 30  September  2006,  the  amount due to related  party  includes  of
     $74,639  (31  March  2006  -  $54,539)   payable  to  a   shareholder   and
     officer-director of the Company (Note 5).

     As at 30 September 2006, the amount due to related party includes of $44,988 (31 March 2006 - $44,987) payable to a shareholder of the Company (Note 5).

     As at 30 September 2006, the amount due to related party includes $388,553 (31 March 2006 - $267,328) payable to a shareholder of the Company (Note
     5).

     Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

5.   Related Party Transactions

     During the six month period ended 30 September 2006, the Company entered into the following transactions with related parties:

     (a) Officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $12,000 (30 September 2005 - $12,000) and $1,500 (30 September 2005 -
          $3,000) respectively (Note 9).

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

     (b) An amount of $11,500 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances (Note 9).

     (c) An amount of $121,225 was paid by a shareholder of the Company to settle outstanding accounts payable balances (Note 9).

6.   Capital Stock

     Authorized

     In May 2005, the Company altered its authorized capital stock from 100,000,000 common shares to an unlimited number of common shares without par value.

     Issued and outstanding

     The total issued and outstanding capital stock is 190,195,645 common shares without a par value.

     During the year ended 31 March 2006, the Company proceeded with a proposed acquisition of the rights to the drug Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to completion of the acquisition. As the transaction was not completed, the common shares were returned to treasury of the Company and the Company is in the process of canceling the certificates.

     During three month period ended 30 September 2006, the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the terms of the agreement, the Company issued 74,000,000 common shares in trust on 8 August 2006, which are held in escrow subject to the completion of the Agreement (Note 10).

     Escrow Shares

     A total of 100,000,000 common shares of the Company were held in escrow by the Company at 30 September 2006 pending cancellation.

     A total 74,000,000 common shares of the Company were held in escrow by the Company at 30 September 2006 subject to potential completion of a securities exchange agreement (Note 10).

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

     Share purchase warrants

     The following  share  purchase  warrants were  outstanding  at 30 September
     2006:

                                                                      Remaining
                                                      Number   contractual life
                                Exercise price   of warrants            (years)
                                             $

       Warrants (Note 9)                  0.03     2,500,000               1.19
                                                 -----------

                                                   2,500,000
                                                 -----------

     A summary of outstanding share purchase warrants is as follows:

                                                          Number of    Weighted
                                                              share     average
                                                           purchase    exercise
                                                           warrants       price
                                                                              $

       Outstanding and exercisable at 1 April 2006        2,500,000        0.03

       Granted                                                 --
       Exercised                                               --
       Forfeited                                               --
       Cancelled                                               --
                                                          ---------   ---------

       Outstanding and exercisable at 30 September 2006   2,500,000        0.03
                                                          ---------   ---------

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


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

                                                          30 September      30 September
                                                                  2006              2005
                                                                     $                 $
       Outstanding and exercisable at 1 April 2006                 --            427,729

       Granted                                                     --               --
       Exercised                                                   --               --
       Forfeited                                                   --               --
       Cancelled                                                   --           (427,729)
                                                          -------------     ------------

       Outstanding and exercisable at 30 September 2006            --               --
                                                          -------------     ------------

7.   Loan Receivable

     During the year ended 31 March 2006, the Company loaned $30,000 cash pursuant to an agreement dated 23 September 2005 to Global Lottery Corporation, a Nevada corporation. The terms of the agreement stated that the Company shall have the option to convert this promissory note into shares of common stock of Global Lottery Corporation on the basis of $0.10 per share. Collection is doubtful and the balance has been offset by a full valuation allowance as at 30 September 2005.

8.   Income Taxes

     Provision for income taxes

     The provision for (recovery of) income taxes differs from the amount that would have resulted by applying Canadian federal and provincial statutory tax rates of 34.0% (30 September 2005 - 35.6%) to net loss for the periods as follows:

                                                    For the six    For the six
                                                   month period   month period
                                                       ended 30       ended 30
                                                      September      September
                                                           2006           2005
                                                              $              $

Net loss before income taxes                            (29,620)       (67,281)
                                                   ------------   ------------

Income tax recovery at statutory rates                   10,071         23,952
Adjustments to benefits resulting from:
   Contributions to capital by related party             (4,590)        (5,340)
   (Unrecognized) benefits of non-capital losses         (5,481)       (18,612)
                                                   ------------   ------------

Future income tax recovery (liability)                     --             --
                                                   ------------   ------------


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

     Future tax balances

     As at 30 September 2006, the Company has accumulated operating losses for income tax purposes of approximately $1,478,261 which may be carried forward to reduce taxable income of future years. The potential tax benefit of these losses has not been reflected in the financial statements as it is more likely than not that these losses will not be utilized. They will expire at various dates to 30 September 2016. The potential income tax benefit of these losses has been offset by a full valuation allowance.

9.   Supplemental Disclosures with Respect to Cash Flows

                                                       For the three   For the three
                                                        month period    month period
                                                               ended           ended
                                                        30 September    30 September
                                                                2006            2005
                                                                   $               $
       Cash paid during the period for interest                 --              --
       Cash paid during the period for income taxes             --              --

     During the six month period ended 30 September 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $12,000 (30 September 2005 - $12,000) and $1,500 (30 September 2005 - $3,000) respectively (Note 5).

     During the six month period ended 30 September 2006, an amount of $11,500 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances (Note 5).

     During the six month period ended 30 September 2006, an amount of $121,225 was paid by a shareholder of the Company to settle outstanding accounts payable balance (Note 5).

10.  Commitments

     The following commitments are outstanding as at 30 September 2006:

     1) As at 30 September 2006, the Company had outstanding warrants to purchase 2,500,000 shares of the Company's common shares at a price of $0.03 per share. The warrants became exercisable in 2004 and expire at various dates through 2007. At 30 September 2006, 2,500,000 shares of common stock were reserved for that purpose.

     2) On 4 July 2006 the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the Agreement, the Company shall issue to PML the following securities:

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
30 September 2006
--------------------------------------------------------------------------------

     i.   A total of 74,000,000  common  shares of the Company  (issued 8 August
          2006).

     ii. A total of 7,400,000 share purchase warrants where each warrant represents the right to purchase one common share of the Company at a price of $0.50USD for a period of five years from the date of the Agreement.

     iii. A promissory note in the amount of $10,000,000 payable automatically and without demand on the third anniversary of the date of the Agreement. This promissory note is to be non-interest bearing and convertible into common shares of the Company at the holder's option at any time prior to the maturity date, the conversion amount is to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the five business days immediately preceding the date of the conversion. At no time shall such conversion price be less than $0.40USD or greater than $1.00USD.

     iv. A promissory note issued to MML in consideration for intellectual property, bearing no interest, in the principle amount of $4,000,000USD, payable automatically and without demand on the first anniversary of the date of this agreement. Such note shall be convertible into common shares of the Company at the holder's option at any time prior to the maturity date, such conversion to be at a price equal to eighty-five percent of the average closing price of the Company's common shares over the immediately preceding five business days. At no time shall such conversion price be less than $0.40USD or greater than $1.00USD.

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

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

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

     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission.

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

     During the quarter ended September 30, 2006, the Company incurred a comprehensive net loss of approximately $17,402 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended September 30, 2006, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.   Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2006 and our quarterly report on Form 10-QSB for the periods ending June 30 and September 30, 2006. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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


Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

     On August 8, 2006, the Company issued 74,000,000 common shares which are held in escrow and associated with the Securities Exchange Agreement with MediPri Limited, Primeedical International, Ltd. and Medical Monitors Limited and the Company. The Agreement has not been performed and the shares remain in escrow.

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

Dated: December 13, 2006.


GLOBAL IMMUNE TECHNOLOGIES, INC.




By: /s/ Donald Perks
    ---------------------
    Donald Perks
    Title: President, CEO, CFO