Form 10QSB
period 2006-12-31
Global Immune Technologies Inc.
filed 2007-02-14
CIK 1105284

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending December 31, 2006


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to_____


                         Commission file number 0-30520


                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             WYOMING
      ----------------------                  -------------------------
     (State of Incorporation)             (IRS Employer identification No.)


1518 West Hastings St., Vancouver, B.C. Canada                        V6G 3J4
----------------------------------------------                        -------
   (Address of principal executive offices)                         (Zip Code)


1518 West Hastings St., Vancouver, B.C. Canada                   V6G 3J4
----------------------------------------------                   -------

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

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of December 31, 2006: 190,195,645

Transitional Small Business Disclosure Format (Check One)Yes [ ] No [X]

Table of Contents

Item 1.   Financial Statements................................................
          Balance Sheet unaudited)............................................
          Statements of Operations unaudited).................................
          Statements of Cash Flows unaudited).................................
          Notes to Financial Statements.......................................

Item 2.   Management's Discussion and Analysis or Plan of
          Operation...........................................................

Item 3.   Controls and Procedures.............................................

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................

Item 2.   Unregistered Sale of Equity Securities and
             Use of Proceeds..................................................

Item 3.   Defaults upon Senior Securities.....................................

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................

Item 5.   Other Information...................................................

Item 6.   Exhibits............................................................

Signatures....................................................................

                          PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements




Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)

Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)
----------------------------------------------------------------------------

                                                      As at 31      As at 31
                                                      December    March 2006
                                                          2006     (Audited)
                                                             $             $

Assets

Current
Cash and cash equivalents                                   66           165
Prepaid expenses                                         6,000          --
                                                    ----------    ----------

                                                         6,066           165
                                                    ----------    ----------
Liabilities

Current
Accounts payable and accrued liabilities (Note 3)       20,607       154,192
Due to related parties (Note 4)                        533,079       366,854
                                                    ----------    ----------

                                                       553,686       521,046
                                                    ----------    ----------

Stockholders' deficiency
Capital stock  (Note 6)
Authorized
  Unlimited common shares without par value
Issued and outstanding
  31 December 2006 - 190,195,645 common shares
  31 March 2006 - 116,195,645  common shares         4,990,523     4,990,523
Additional paid-in capital                              51,000        30,000
Deficit                                             (5,589,143)   (5,541,404)
                                                    ----------    ----------

                                                      (547,620)     (520,881)
                                                    ----------    ----------

                                                         6,066           165
                                                    ----------    ----------

Nature and Continuance of Operations (Note 1) and Commitments (Note 10)

On behalf of the Board:


---------------------------     Director
Don Perks


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)
--------------------------------------------------------------------------------------------------


                                              For the        For the        For the        For the
                                          three month    three month     nine month     nine month
                                               period         period         period         period
                                             ended 31       ended 31       ended 31       ended 31
                                             December       December       December       December
                                                 2006           2005           2006           2005
                                                    $              $              $              $
Expenses
General and administrative (Schedule 1)        18,119         14,152         47,787         51,433
                                          -----------    -----------    -----------    -----------

Net loss before other items                   (18,119)       (14,152)       (47,787)       (51,433)

Other items
Foreign exchange gain                            --             --               48           --
Write off of loan receivable (Note 7)            --             --             --          (30,000)
                                          -----------    -----------    -----------    -----------

Net loss for the period                       (18,119)       (14,152)       (47,739)       (81,433)

Deficit, beginning of period               (5,571,024)    (5,496,766)    (5,541,404)    (5,429,485)
                                          -----------    -----------    -----------    -----------

Deficit, end of period                     (5,589,143)    (5,510,918)    (5,589,143)    (5,510,918)
                                          -----------    -----------    -----------    -----------

Basic and diluted loss per
common share                                    (0.01)         (0.01)         (0.01)         (0.01)
                                          -----------    -----------    -----------    -----------

Weighted average number of common
shares used in per share calculations      16,195,645     16,195,645     16,195,645     16,195,645
                                          -----------    -----------    -----------    -----------


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
------------------------------------------------------------------------------------------------------------

                                              For the three    For the three    For the nine    For the nine
                                               month period     month period    month period    month period
                                                      Ended            Ended           Ended           Ended
                                                31 December      31 December     31 December     31 December
                                                       2006             2005            2006            2005
                                                          $                $               $               $
Cash flows from operating activities
Net loss for the period                             (18,119)         (14,152)        (47,739)        (81,433)
   Adjustments to reconcile loss to net
   cash used by operating activities
      Contributions to capital by related
      party - expenses (Notes 5 and 9)                7,500            7,500          21,000          22,500
      Write-off of loan receivable (Note 7)            --               --              --            30,000
Changes in operating assets and
liabilities
  Decrease in amounts receivable                       --               --              --            10,155
    (Increase) in prepaid expenses                   (6,000)            --            (6,000)           --
  Increase (decrease) in accounts payable
  (Notes 3 and 9)                                    (8,255)           4,732            (860)       (123,022)
                                              -------------    -------------    ------------    ------------

                                                    (24,874)          (1,920)        (33,599)       (141,800)
                                              -------------    -------------    ------------    ------------

Cash flows from financing activities
(Decrease) in bank indebtedness                        --               --              --              --
(Increase) in loan receivable (Note 7)                 --               --              --           (30,000)
Increase  in due to related parties
(Notes 4 and 9)                                      24,899            1,903          33,500         181,665
                                              -------------    -------------    ------------    ------------

                                                     24,899            1,903          33,500         151,665
                                              -------------    -------------    ------------    ------------

Increase (decrease) in cash and cash
equivalents                                              25              (17)            (99)          9,865

Cash and cash equivalents, beginning of
period                                                   41            9,882             165            --
                                              -------------    -------------    ------------    ------------

Cash and cash equivalents, end of period                 66            9,865              66           9,865
                                              -------------    -------------    ------------    ------------

Supplemental Disclosures with Respect to Cash Flows (Note 9)


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Statement of Changes in Stockholders' Deficiency
(Expressed in Canadian Dollars)
(Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                      Number of     Capital Stock        Additional                        Stockholders'
                                  shares issued                     paid-in capital           Deficit         deficiency
                                                                $                 $                 $                  $
Balance at 31 March 2004             16,195,645         4,980,523              --          (5,488,862)          (508,339)
  Net income for the year                  --                --                --              59,377             59,377
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 31 March 2005             16,195,645         4,980,523              --          (5,429,485)          (448,962)
  Shares issued in escrow
  (Note 6)                          100,000,000            10,000              --                --               10,000
  Contributions to capital by
  related party - expenses
  (Note 5)                                 --                --              30,000              --               30,000
  Net loss for the year                    --                --                --            (111,919)          (111,919)
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 31 March 2006            116,195,645         4,990,523            30,000        (5,541,404)          (520,881)
  Shares issued in escrow
  (Notes 6 and 10)                   74,000,000              --                --                --                 --
  Contributions to capital by
  related party - expenses
  (Note 5)                                 --                --              21,000              --               21,000
  Net loss for the period                  --                --                --             (47,739)           (47,739)
                                ---------------   ---------------   ---------------   ---------------    ---------------

Balance at 31 December 2006         190,195,645         4,990,523            51,000        (5,589,143)          (547,620)
                                ---------------   ---------------   ---------------   ---------------    ---------------


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Schedule 1 - General and Administrative Expenses
(Expressed in Canadian Dollars)
(Unaudited)
-----------------------------------------------------------------------------------------------

                                  For the three   For the three    For the nine    For the nine
                                   month period    month period    month period    month period
                                       ended 31        ended 31        ended 31        ended 31
                                  December 2006   December 2005   December 2006   December 2005
                                              $               $               $               $
Bank charges and interest                   140           1,139             450           1,183
Directors fees                             --              --              --             2,000
Investor relations                         --              --               449             679
Legal and accounting fees                 8,755             249          19,195          12,904
Management fees (Notes 5 and 9)           6,000           6,000          18,000          18,000
Office and administration                  --              --              --               465
Rent (Notes 5 and 9)                      1,500           1,500           4,000           4,500
Travel                                     --             1,903            --             1,903
Trust and filing fees                     1,724           3,361           5,693           9,799
                                  -------------   -------------   -------------   -------------

                                         18,119          14,152          47,787          51,433
                                  -------------   -------------   -------------   -------------

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

1.   Nature and Continuance of Operations

     Global Immune Technologies Inc. (the "Company") (formerly Secureview Systems Inc.) was incorporated on 18 September 1985 in British Columbia, Canada. During the nine month period ended 31 December 2006 the company applied for voluntary dissolution in British Columbia and articles of continuance in the state of Wyoming. The Company was organized for the purpose of exploring mineral properties.

     The Company's financial statements as at 31 December 2006 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $47,739 for the nine month period ended 31 December 2006 (31 December 2005 - $81,433) and has a working capital deficiency of $547,620 at 31 December 2006 (31 March 2006 - $520,881).

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

     Basis of presentation

     The accompanying unaudited interim financial statements have been prepared as at 31 December 2006 and for the three and nine month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

     months period ended 31 December 2006 are not necessarily indicative of the results that may be expected for the year ending 31 March 2007.

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

     Income taxes

     Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. As at 31 December 2006, the Company's net future income tax assets are fully offset by a valuation allowance.

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

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

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

4.   Due to Related Parties

     As at 31 December 2006, the amount due to related party includes of $69,589 (31 March 2006 - $54,539) payable to a shareholder and officer-director of the Company (Note 5).

     As at 31 December 2006, the amount due to related party includes of $44,988 (31 March 2006 - $44,987) payable to a shareholder of the Company (Note 5).

     As at 31 December 2006, the amount due to related party includes $418,502 (31 March 2006 - $267,328) payable to a shareholder of the Company (Note
     5).

     Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

5.   Related Party Transactions

     During the nine month period ended 31 December 2006, the Company entered into the following transactions with related parties:

     (a) Officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $18,000 (31 December 2005 - $18,000) and $3,000 (31 December 2005 -
          $4,500) respectively (Note 9).

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

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

     During nine month period ended 31 December 2006, the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the terms of the agreement, the Company issued 74,000,000 common shares in trust on 8 August 2006, which are held in escrow subject to the completion of the Agreement (Note 10).

     Escrow Shares

     A total of 100,000,000 common shares of the Company were held in escrow by the Company at 31 December 2006 pending cancellation.

     A total 74,000,000 common shares of the Company were held in escrow by the Company at 31 December 2006 subject to potential completion of a securities exchange agreement (Note 10).


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

     Share purchase warrants

     The following share purchase warrants were outstanding at 31 December 2006:

                                                                       Remaining
                                                      Number    contractual life
                              Exercise price     of warrants             (years)
                                           $

     Warrants (Note 9)                  0.03       2,500,000                0.94
                                               -------------

                                                   2,500,000
                                               -------------

     A summary of outstanding share purchase warrants is as follows:

                                                         Number of share         Weighted
                                                                purchase          average
                                                                warrants   exercise price
                                                                                        $
     Outstanding and exercisable at 1 April 2006               2,500,000             0.03

     Granted                                                           -
     Exercised                                                         -
     Forfeited                                                         -
     Cancelled                                                         -
                                                         ---------------

     Outstanding and exercisable at 31 December 2006           2,500,000             0.03
                                                         ---------------   --------------

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


Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

                                                       31 December  31 December
                                                              2006         2005
                                                                 $            $
     Outstanding and exercisable at 1 April 2006                 -      427,729

     Granted                                                     -            -
     Exercised                                                   -            -
     Forfeited                                                   -            -
     Cancelled                                                   -     (427,729)
                                                       -----------  -----------

     Outstanding and exercisable at 31 December 2006             -            -
                                                       -----------  -----------

7.   Loan Receivable

     During the year ended 31 March 2006, the Company loaned $30,000 cash pursuant to an agreement dated 23 September 2005 to Global Lottery
     Corporation, a Nevada corporation. The terms of the agreement stated that the Company shall have the option to convert this promissory note into shares of common stock of Global Lottery Corporation on the basis of $0.10 per share. Collection is doubtful and the balance has been offset by a full valuation allowance as at 31 December 2005.

8.   Income Taxes

     Provision for income taxes

     The provision for (recovery of) income taxes differs from the amount that would have resulted by applying the federal tax rate of 34.0% (31 December
     2005 - 34.0%) to net loss for the periods as follows:

                                                          For the nine    For the nine
                                                          month period    month period
                                                              ended 31        ended 31
                                                              December        December
                                                                  2006            2005
                                                                     $               $
       Net loss before income taxes                            (47,739)        (81,433)
                                                          ------------    ------------

       Income tax recovery at statutory rates                   16,231          27,687
       Adjustments to benefits resulting from:
          Contributions to capital by related party             (7,140)         (7,650)
          (Unrecognized) benefits of non-capital losses         (9,091)        (20,037)
                                                          ------------    ------------

       Future income tax recovery (liability)                        -               -
                                                          ------------    ------------

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

     Future tax balances

     As at 31 December 2006, the Company has accumulated operating losses for income tax purposes of approximately $1,488,880 which may be carried forward to reduce taxable income of future years. The potential tax benefit of these losses has not been reflected in the financial statements as it is more likely than not that these losses will not be utilized. They will expire at various dates to 31 December 2016. The potential income tax benefit of these losses has been offset by a full valuation allowance.

9.   Supplemental Disclosures with Respect to Cash Flows

                                                     For the nine   For the nine
                                                     month period   month period
                                                            ended          ended
                                                      31 December    31 December
                                                             2006           2005
                                                                $              $

     Cash paid during the period for interest                   -              -
     Cash paid during the period for income taxes               -              -

     During the nine month period ended 31 December 2006, officers-directors, and their controlled entities, have made contributions to capital for management fees and rent in the amount of $18,000 (31 December 2005 - $18,000) and $3,000 (31 December 2005 - $4,500) respectively (Note 5).

     During the nine month period ended 31 December 2006, an amount of $11,500 was paid by a director and shareholder of the Company to settle outstanding accounts payable balances (Note 5).

     During the nine month period ended 31 December 2006, an amount of $121,225 was paid by a shareholder of the Company to settle outstanding accounts payable balances (Note 5).

10.  Commitments

     The following commitments are outstanding as at 31 December 2006:

     1) As at 31 December 2006, the Company had outstanding warrants to purchase 2,500,000 shares of the Company's common shares at a price of $0.03 per share. The warrants became exercisable in 2004 and expire at various dates through 2007. At 31 December 2006, 2,500,000 shares of common stock were reserved for that purpose.

     2) On 4 July 2006 the Company entered into a securities exchange agreement (the "Agreement") with MediPri Limited ("MedPri"), Primedical International Ltd. ("PML"), and Medical Monitors Limited ("MML"). Under the Agreement, the Company shall issue to PML the following securities:

          i. A total of 74,000,000 common shares of the Company (issued 8 August 2006 and held in escrow).

Global Immune Technologies Inc.
(Formerly Secureview Systems Inc.)
Notes to Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
31 December 2006
--------------------------------------------------------------------------------

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

     In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information
Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

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

     During the quarter ended December 31, 2006, the Company incurred a comprehensive net loss of approximately $21,119 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.   Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2006 and our quarterly report on Form 10-QSB for the periods ending June 30 and September 30, 2006. We had been unable to timely file those periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

     None.

Item 3.   Daults upon Senior Securities.  None.

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

Dated: February 14, 2007.


GLOBAL IMMUNE TECHNOLOGIES, INC.




By: /s/ Donald Perks
   ---------------------
   Donald Perks
   Title: President, CEO