Form 10KSB
period 2007-03-31
Global Immune Technologies Inc.
filed 2007-07-24
CIK 1105284

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended March 31, 2007.


TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                               For the transition period from _______ to _______

                         Commission file number: 0-30520


                        GLOBAL IMMUNE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Wyoming                                            98-05327255
------------------------                         -------------------------------
(State  of Incorporation)                       (IRS EmployerIdentification No.)


1111-207  West  Hastings  St.,  Vancouver, B.C. Canada               V6G 1H7
------------------------------------------------------          ----------------
(Address  of  principal  executive  offices)                       (Zip  Code)


Issuer's telephone number, (   604   )      351      -      9443
                           -----------  ------------   --------------


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

The  issuer  had  operating  revenues of $-0- for the year ended March 31, 2007.

As of March 31, 2007, there were 16,195,645 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $1,457,608 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on March 31, 2007. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2007, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        Global Immune Technologies, Inc.
                                   FORM 10-KSB
                                 March 31, 2007


                                                                            Page
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .

ITEM 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . .
ITEM 2.  Description of Properties  . . . . . . . . . . . . . . . . . . . . . .
ITEM 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .
ITEM 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . .

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small  . . .
           Business Issuer Purchases of Equity Securities . . . . . . . . . . .
ITEM 6.  Management's Discussion and Analysis or Plan of Operation  . . . . . .
ITEM 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .
ITEM 8.  Changes In and Disagreements With Accounting and Financial . . . . . .
           Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
ITEM 8A. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . .
ITEM 8B. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 9.  Directors, Executive Officers, Promoters, and Control  . . . . . . . .
           Persons: Compliance with Section 16(a) of the Exchange Act . . . . .
ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and. .
            Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .
ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . . . . .
ITEM 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
ITEM 14.  Principal Accounting Fees and Services. . . . . . . . . . . . . . . .
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

     (a)     Our  Corporate  History.
             -----------------------

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

     (b)     Business History of  the  Issuer.
             ---------------------------------

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

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd.("MedPri") and Medical Monitors Limited ("MML). The transaction was revised on May 17, 2007. The transaction was rescinded on July 11, 2007.

     (c)     Current  Business  of  the  Issuer
             ----------------------------------

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

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     - Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

     - The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     - Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).

     - Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     -    The  extent  to  which  the  business  opportunity  can  be  advanced;

     - Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     - Strength and diversity of existing management or management prospects that are scheduled for recruitment;

     - The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     - The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

Employees
---------

As of datelstransMonth3Day31Year2007March 31, 2007 the Company had no full-time employees. Donald Perks is the Company's sole officer and director. Mr. Perks works on a part-time basis.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO COMMON STOCKHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN OUR STOCK SPECULATIVE OR RISKY.

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all of our funds generated by operations for reinvestment in our business activities. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

LIMITED LIABILITY OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that we pay costs of settlement and damage awards against officers or directors pursuant to the indemnification provisions of the bylaw. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against any of our officers or directors. We have been advised that the SEC takes the position that these article and bylaw provisions do not affect the liability of any director under applicable federal and state securities laws.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our principal business address was 1518 West Hastings St., Vancouver, British Columbia, Canada. During the fiscal year ending March 31, 2007, office rent totaled $6,000. The office rent has been and will be treated as a capital administrative expense. The Company moved is principal corporate offices to 1111-207 West Hastings St. Vancouver, British Columbia, Canada. No formal rent, lease or sublease has been set up yet and no funds have been paid out for rent to date.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)     Market  Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU. Table 1 sets forth the high and low sale information for fiscal years 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended          High                  Low
March 31, 2007                0.09                  0.09
December 31, 2006             0.12                  0.12
September 30, 2006            0.17                  0.13
June 30, 2006                 0.13                  0.10

March 31, 2006                0.16                  0.16
December 31, 2005             0.25                  0.17
September 30, 2005            0.28                  0.20
June 30, 2005                 0.35                  0.31
March 31, 2005                0.34                  0.30

(a)     Holders.

Our company has approximately 31 record shareholders of its common stock as of datelstransMonth3Day31Year2007March 31, 2007 holding 16,195,645 common shares. A significant number of shares are held in "street name" therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders.

(b)     Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)     Recent  Sales  of  Unregistered  Securities:  None

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

U.S.  AND  CANADIAN  GAAP  DIFFERENCES

The Company changed its financial reporting currency to the United States Dollar from the Canadian Dollar. The operating statements for the fiscal year ended March 31, 2006 have been retroactively adjusted to reflect this change in reporting currency. The financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with those of the US and are disclosed in note 2 to the audited financial statements of the Company for March 31, 2007 and 2006.

RESULTS  OF  OPERATIONS  -  YEAR  TO  YEAR  COMPARISONS  BETWEEN  2007  AND 2006

For the year ended March 31, 2007 the Company achieved sales revenues of $-0-compared with sales revenues of $-0- for the period ended March 31, 2007. The Company's net loss for the year was $73,765 in 2007 compared to net loss of $94,957 in 2006. Such reduction in the net loss was due primarily to an increased focus on reducing expenses. As of the year ended March 31, 2007, the Company had an accumulated stockholders' deficiency of $(506,933).

B.  LIQUIDITY  AND  CAPITAL  RESOURCES

YEAR  ENDED  MARCH  31,  2007  COMPARED  WITH  THE  YEAR  ENDED  MARCH  31, 2006

The  Company's  total  assets  decreased  from  $142  in  2006  to $-0- in 2007.

The Company's overall liabilities decreased from $521,046 in 2006 to $506,933 in 2007.

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

ITEM  7.     FINANCIAL  STATEMENTS.

The audited financial statements for the Company for March 31, 2007 and 2006 are attached hereto and form a material part of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 10, 2007, we dismissed or former independent certified accountant James Stafford Chartered Accountants and engaged a replacement independent registered accountant firm named Jorgensen & Co, Certified Public Accountants, of Bellevue, Washington ("Jorgensen"), as the Company's new registered independent public accounting firm to audit the Company's financial statements for the year ended March 31, 2007.

On July 19, 2006, our former independent certifying accountant, Smythe Ratcliff, LLP, resigned. On July 19, 2006, we engaged James Stafford Chartered Accountants to replace Smythe Ratcliffe, LLP.

The financial statements reported on by Smythe Ratcliffe, LLP were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and interim periods, with the exception that Smythe Ratcliffe, LLP did issue a going concern opinion which appeared Note 2 of the Companys financial statements which was a part of the Form 20-F Annual Report for the period ending March 31, 2005.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.

As of the end of the reporting period, March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. However, the material information was untimely filed due to shortage of funds required to pay accountants, lawyers and edgar filing agents.

We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2007 and our quarterly reports on Forms 10-QSB for the periods ending June 30, 2006 and September 30, 2006. We were late reporting on two Current Reports on Forms 8-K reporting the events of July 19 and September 15, 2006. The 2006 Annual and Quarterly Reports were late due to a lack of sufficient funds to pay the independent certifying accountant and retain legal counsel and delays associated with a change in our status from a foreign reporting issuer to a domestic U.S. registrant.

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

ITEM 8B.     OTHER INFORMATION:

     ON MARCH 5, 2007, THE COMPANY CANCELLED 100,000,000 COMMON SHARES IN THE NAME OF Garth Jensen Trustee for the Taurus Trust, 186 Steel St.,Barrie, Ontario, Canada. The shares were issued in trust for a proposed acquisition of the rights to the drug Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to the completion of the acquisition. The transaction was not completed and the common shares were returned to the corporate treasury.


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

(a)     Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME                  AGE               POSITION                 Term of Office
Donald L. Perks       55        President, CFO, Director       8/15/05-Present

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

Audit Committee and Financial Expert:

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board of Directors.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The company's sole officer and director failed to file a Form 3 during 2006 which was due datelstransMonth4Day10Year2006April 10, 2006 and a Form 5 due datelstransMonth5Day14Year2007May 14, 2007.

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

Our  Code  of  Ethical  Conduct  is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
- Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
- Compliance with applicable governmental laws, rules and regulations,
- The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
-              Accountability  for  adherence  to  the  Code.

ITEM  10.     EXECUTIVE  COMPENSATION.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2007 and March 31, 2006.

SUMMARY COMPENSATION
-------------------------------------------------------------------------------------------------------
NAME         YEAR   SALARY     BONUS   STOCK    OPTION   NON-EQUITY   NONQUALIFIED   ALL         TOTAL
AND                 ($)        ($)     AWARDS   AWARDS   INCENTIVE    DEFERRED       OTHER       ($)
PRINCIPAL                              ($)      ($)      PLAN         COMPENSATION   COMPENSA-
POSITION                                                 COMPENSA-    EARNINGS       TION
                                                         TION         ($)            ($)
                                                         ($)
-------------------------------------------------------------------------------------------------------
(a)          (b)    (c)        (d)     (e)      (f)      (g)          (h)            (i)         (j)
-------------------------------------------------------------------------------------------------------
Don Perks,   2007   24,456(1)  -0-     -0-      -0-      -0-          -0-            -0-         24,456
Pres., CEO   2006   24,456(1)  -0-     -0-      -0-      -0-          -0-            -0-         24,456
and
Director
(1)
-------------------------------------------------------------------------------------------------------

(1) Don  SnPerks'  annual  compensation  was $CDN 30,000  or  US$24,456.

GRANTS  OF  PLAN-BASED  AWARDS

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2007.

OUTSTANDING  EQUITY  AWARDS  AT  FISCAL  YEAR-END

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2007.

OPTION EXERCISES AND STOCK VESTED

------------------------------------------------------------------------------
             OPTIONS  AWARDS                       STOCK  AWARDS
------------------------------------------------------------------------------

             NUMBER                 VALUE         NUMBER OF          VALUE
NAME         OF                     REALIZED      SHARES             REALIZED
             SHARES ACQUIRED ON     UPON          ACQUIRED ON        ON
             EXERCISE               EXERCISE      VESTING            VESTING
             (#)                    ($)           (#)                ($)
------------------------------------------------------------------------------
(a)          (b)                    (c)           (d)                (e)
------------------------------------------------------------------------------
Don Perks,   -0-                    -0-           -0-                -0-
Director
------------------------------------------------------------------------------

DIRECTOR  COMPENSATION

The Company has not established any policy concerning director compensation. No directors received any compensation during the fiscal year ended March 31, 2007.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the Company's records as of datelstransMonth3Day31Year2007March 31, 2007. Beneficial Ownership of more than 5% based on 16,195,645 common shares.

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

Shareholder Name and Address            Number of Shares              Percentage Ownership
                                        Beneficially Owned            Beneficially Owned
                                        Common Shares                 Common Shares
Azimuth Corporation
P.O. Box 3936
Saint Andrews, NB E5B 3S7               1,000,000                     6.2%
Canada

Capital Associates
828 West 7th St.
Vancouver, B.C. V5Z 1C1
Canada                                  2,500,000                     15.4%

J&J Rentals, Inc.
P.O.Box 683
Miramichi, NB E1V 3T7                   1,000,000                     6.2%


(b) Security Ownership of Management. Based on 16,195,645 shares as set forth in (a) above as of March 31, 2007.


Table 2.

(1)                          (2)                      (3)                 (4)
Title of Class         Name and Address        Amount and Nature   Percent of Class
Common Stock
Donald Perks     1518 West Hastings St.,
                 Vancouver, British Columbia
                 Canada.                              -0-                -0-

(c)Changes  in  Control.

The Company anticipates that compensation will be provided by the Company during the Company's next financial year to Donald Perks in conjunction with certain management and administrative services to be provided to the Company. The form of payment may be common stock grants.

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

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

(a)     Transactions  with  Management  and  Others.

Mr. Perks annual salary has been set as $24,456 (CND$ 30,000). This salary has been and will continue to be treated as contributed services reflected as a component of additional paid in capital.

Corporate offices were provided by Donald Perks, the Company's sole officer and director for fiscal years 2006 and 2007. For fiscal years 2006 and 2007, the office rent was not accounted for as a payable to Mr. Perks, but rather as additional paid in capital.

Donald Perks paid certain payables on behalf of the Company the net of $13,054 and $12,835 during the fiscal years ending March 31, 2007 and March 31, 2006, respectively, in order to settle outstanding Company obligations.

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

(c)     Indebtedness  of  Management.

No member of the Company's management is or has been indebted to the Company since the beginning of its last fiscal year.

(d)     Transactions  with  Promoters.  None  known.


ITEM  13.     EXHIBITS

     (a)  Exhibits

     31 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
     32 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.


ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

                              Year End 3-31-06        Year End 3-31-07
Audit Fees                    $         10,482        $         10,000
Audit-related Fees
Tax Fees
All other fees
Total Fees                    $         10,482        $         10,000

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's serves as the company audit committee.

To our knowledge, the Company's principal accountant during 2007 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July  23,  2007


Global  Immune  Technologies,  Inc.


/s/  Donald  Perks
--------------------------------
By:
Title:  President,  CEO,  CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July  23,  2007


/s/  Donald  Perks
--------------------------------
Donald  Perks,  CEO,  CFO,  Director

                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                                 MARCH 31, 2007

                              Financial Statements


                          Index to financial statements


                                                                   Pages
Audit Opinion                                                        1

Balance Sheet                                                        2

Statements of Operations                                             3

Statements of Cash Flows                                             4

Statements of Shareholders' Deficit                                  5

Notes to the financial statements                                   6-8

               REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS


Shareholders  and  Board  of  Directors
Global  Immune  Technologies,  Inc.

We have audited the accompanying balance sheet of Global Immune Technologies, Inc., a Wyoming corporation, as of March 31, 2007, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, as further described in Note 2, during fiscal 2007, the Company changed its reporting currency to the United States dollar from the Canadian dollar. The operating statements for the fiscal year ended March 31, 2006 have been retroactively adjusted to reflect this change in the reporting currency.


JORGENSEN  &  CO.

/s/ Jorgensen & Co.

Bellevue, WA 98004
June 12, 2007

                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                                  Balance Sheet
                          For the year ended 3/31/2007


ASSETS                                                         $         -
                                                               ------------
    TOTAL ASSETS                                               $         -
                                                               ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
  Accounts payable                                             $    18,164
  Due to Officer                                                    86,382
  Due to related parties                                           402,387
                                                               ------------
    Total Current Liabilities                                      506,933

  Contingencies and Commitments                                          -
                                                               ------------
     Total Liabilities                                             506,933

SHAREHOLDERS' DEFICIT
  Cumulative foreign currency adjustment                             3,724
  Accumulated Deficit                                           (3,976,183)
  Common stock
  500,000,000 no par common shares authorized;
  16,195,645 shares outstanding                                  3,465,526
                                                               ------------

    Total Shareholder's Deficit                                   (506,933)
                                                               ------------

TOTAL SHAREHOLDERS' DEFICIT AND LIABILITIES                    $         -
                                                               ============


                 See accompany notes to the financial statements

                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                            Statements of Operations
                   For the years ended March 31, 2007 and 2006


                                             Year ended    Year ended
                                              3/31/07       3/31/06
                                            ------------  ------------

REVENUE                                     $         -   $         -


GENERAL AND ADMIN EXPENSES                       73,765        94,957


                                            ------------  ------------
  Total expenses                                 73,765        94,957
                                            ------------  ------------

NET LOSS FOR THE YEAR                       $   (73,765)  $   (94,957)
                                            ============  ============


Basic and diluted loss per share            $    (0.005)  $    (0.006)
                                            ============  ============


Weighted average number of
shares outstanding                           16,195,645    16,195,645


                 See accompany notes to the financial statements

                              GLOBAL IMMUNE TECHNOLOGIES, INC.
                             Statement of Shareholders' Deficit
                           For the two years ended March 31, 2007


                            COMMON                                 CUMULATIVE
                            SHARES      PAID-IN     ACCUMULATED    TRANSLATION
                          OUTSTANDING   CAPITAL       DEFICIT      ADJUSTMENT      TOTALS
                          -----------  ----------  -------------  -------------  ----------
MARCH 31, 2005             16,195,645  $3,440,070  $ (3,807,461)  $     (1,790)  $(369,181)

Foreign Exchange                                                        (4,018)     (4,018)

Contribution of services                   25,456                                   25,456

Net loss for year                                       (94,957)                   (94,957)
                          -----------  ----------  -------------  -------------  ----------
MARCH 31, 2006             16,195,645  $3,465,526  $ (3,902,418)  $     (5,808)  $(442,700)
                          -----------  ----------  -------------  -------------  ----------
Foreign Exchange                                                         9,532       9,532

Net loss for year                                       (73,765)                   (73,765)
                          -----------  ----------  -------------  -------------  ----------
MARCH 31, 2007             16,195,645  $3,465,526  $ (3,976,183)  $      3,724   $(506,933)
                          ===========  ==========  =============  =============  ==========


                See accompany notes to the financial statements

                        GLOBAL IMMUNE TECHNOLOGIES, INC.
                             Statement of Cash Flows


                                              Year Ended    Year Ended
                                               3/31/07       3/31/06
                                             ------------  ------------
OPERATING ACTIVITIES
  Net loss for periods                       $   (73,765)  $   (94,957)

Contribution of services                                        25,456
Write off of loan receivable                                    25,456

CHANGES IN CURRENT ACCOUNTS
  Decrease accounts receivable                         -         8,350
  Decrease accounts payables                    (110,671)      (49,488)
                                             ------------  ------------
  CASH USED IN OPERATIONS                       (184,436)      (85,183)

INVESTING ACTIVITIES                                   -             -

FINANCING ACTIVITIES
  Increase in loan receivable                          -       (25,456)
  Increase in due to related parties             135,111        97,811
  Increase due to officer and director            39,651        16,988
                                             ------------  ------------
  CASH FROM FINANCING ACTIVITIES                 174,762        89,343

  Increase (Decrease) in cash during year         (9,674)        4,160
  Foreign currency translation adjustment          9,532        (4,018)
  Cash beginning of year                             142             -
CASH AT END OF YEAR                          $         -   $       142
                                             ============  ============

Interest paid during year                            None          None
Taxes paid during year                               None          None


                 See accompany notes to the financial statements

GLOBAL IMMUNE TECHNOLOGY, INC.
Notes to the financial statements - March 31, 2007


     NOTE  1.  NATURE  AND  CONTINUANCE  OF  OPERATIONS

     Global  Immune  Technologies  Inc.  (the  "Company")  (formerly, Secureview
     Systems Inc.) originally incorporated in 1985. During fiscal 2007, the Company changed its name from Secure Systems Inc. to Global Immune Technology, Inc. and incorporated in the state of Wyoming. The Company was formerly a British Columbia corporation. Its business office continues to be located in Vancouver, British Columbia, Canada. The Company is considered a public shell with administrative expenses being its only operations.

     NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

     The following summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America and have been consistently applied in the preparation of the financial statements.

     REPORTING  CURRENCY
     Beginning in fiscal 2007, the Company uses the United States dollar as its reporting currency. For the fiscal year ended March 31, 2006, and earlier the Company's reporting currency was the Canadian dollar. The operating statements for the year ended March 31, 2006 have been restated to reflect the United States dollar as the reporting currency.

     USE  OF  ESTIMATES
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, and revenues and expenses. It is possible that these estimates and assumptions may differ from actual results.

     RECLASSIFICATIONS
     Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has not affected the Company's accumulated deficit or net losses presented.

     GOING  CONCERN  AND  BASIS  OF  PRESENTATION
     The Company's financial statements have been prepared on a going concern basis, which, as a general matter, contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 March 2008. Prior to March 31, 2007, the Company closed all of its bank accounts and relies solely on its president, who does not work full time for the Company, to conduct its business. For fiscal 2007 and into the first quarter of fiscal 2008, operations were financed through borrowing arrangements with related parties.

     Management plans to continue this financing approach for fiscal 2008. However, the Company may be unable to do so, and may be unable to access needed additional capital through alternatives for the near future. Also, Management is currently seeking a merger candidate with operations and other sources of equity or debt financing. There is no assurance that these activities will be economically viable.

     The matters discussed above, together with the Company's history of operating losses, extensive current debt as reflected in the March 31, 2007 balance sheet, and other things, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. Such adjustments, if necessary, may include a liquidation basis of presentation for any assets, liabilities and equities, which may reflect substantially lower values than are currently reflected in the financial statements.

     CASH and cash equivalents include highly liquid investments with original maturities of three months or less.

GLOBAL IMMUNE TECHNOLOGY, INC.
Notes to the financial statements - March 31, 2007


     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The Company's financial instruments include accounts payable and related party loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007.

     DERIVATIVE  FINANCIAL  INSTRUMENTS
     The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     INCOME  TAXES
     Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. For the fiscal year ended March 31, 2007, the Company's net future income tax assets were fully offset by a valuation allowance.

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

     FOREIGN  CURRENCY  TRANSLATION
     The Company's reporting currency is the United States dollar while its functional currency is the Canadian dollar. Monetary assets and liabilities denominated in Canadian dollars are translated at the rate of exchange in effect at the balance sheet date. Non-monetary assets and equity are translated into United States dollars at their applicable historical rates. Revenues and expenses are translated at the average exchange rate for the period in which the expenses are incurred. The Company had no revenues for the periods reported. Foreign currency gains and losses are accumulated as other comprehensive income.

     NOTE  3  -  ACCOUNTS  RECEIVABLE

     The Company had no accounts receivable for the fiscal year ended March 31, 2007.

     NOTE  4  -  LOAN  RECEIVABLE

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

     NOTE  5  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

     Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

     NOTE  6  -  DUE  TO  RELATED  PARTIES

     As of March 31, 2007, the Company owed $86,382 to the Company's sole officer and director; and $402,387 to two separate significant shareholders. The increase in the amount due to the related parties was principally for payments made by them during 2007 in satisfaction of certain the Company's current payable accounts. Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

GLOBAL IMMUNE TECHNOLOGY, INC.
Notes to the financial statements - March 31, 2007


     Also, during fiscal 2006, the Company's president contributed his management fee of $25,456 ($30,000 CDN) due to him. This was accounted for as a administrative expense for fiscal 2006 with a corresponding increase in paid in capital.

     NOTE  7  -  EQUITY

     COMMON  STOCK
     Common stock has no par value. Shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

     During the year ended 31 March 2006, the Company proceeded with a proposed acquisition of the rights to the drug, Trioxolane. Under the terms of the transaction, the Company issued 100,000,000 common shares in trust, which were held in escrow subject to completion of the acquisition. As the transaction was not completed, the common shares were returned to treasury and the Company is in the process of canceling the certificates.

     SHARE  PURCHASE  WARRANTS
     During the year ended March 31, 2007, 2,500,000 warrants expired without being exercised by the holders. These warrants were originally issued in 2004. Each warrant had entitled the holder to purchase one share of the Company's common stock for $0.03. There were no warrants to purchase common shares outstanding at March 31, 2007.

     NOTE  8  -  INCOME  TAXES

     On March 31, 2007, the Company had an unused U.S. NOL carry-forward of approximately $74,000 for U.S. income tax purposes, which begin to expire in 2027. In addition, at March 31, 2007, the Company had approximately $445,000 (expressed in U.S. dollars) of unused Canadian net operating loss carry forward for Canadian income tax purposes, which expire fully by 2016.

     Management is unable to determine that it is more likely than not that the Company will generate profitable operations to benefit from the deferred tax aspect of its income tax loss carry-forwards for either U.S. or Canadian income tax purposes, and has fully an allowed for the deferred tax asset so that no value is reflected in the financial statements regardless of their time of expiration. The amount of this allowance has increased each fiscal year so that no deferred tax asset has been reflected in the Company's financial statements.

     NOTE  9  -  SUPPLEMENTAL  DISCLOSURES  WITH  RESPECT  TO  CASH  FLOWS

     During fiscal 2006, the Company loaned out and wrote off as uncollectible a $24,456 ($30,000 in Canadian dollars) loan receivable. Also, during fiscal 2007, related parties paid $117,225 directly in payment of certain trade creditors payables owed by the Company. These reductions in accounts payable and corresponding increases in payables to related parties are reflected in the statement of cash flows as reduction of accounts payable and an increase in related party debt.

     NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

     The Company has agreed to pay its president and sole director a management fee of approximately $2,250 ($2,500 CDN) per month.

     During fiscal 2007, the Company a proposed merger agreement with and among MeiPri Limited, Primedical International Ltd and Medical Monitors Limited, was cancelled.