Form 10QSB
period 2007-06-30
Global Immune Technologies Inc.
filed 2007-08-15
CIK 1105284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

WYOMING	98-05327255
(State of Incorporation)	(IRS Employer identification No.)

1111-207 West Hastings St., Vancouver, B.C. Canada	V6G 1H7
(Address of principal executive offices)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of June 30, 2007: 16,195,645

Transitional Small Business Disclosure Format (Check One)Yes ☐ No ☒

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

Global Immune Technologies, Inc.
June 30, 2007
Interim Financial Statements
(Stated in US dollars)
(Unaudited)

Global Immune Technologies, Inc.
Balance Sheets

	(unaudited)
	6/30/07	3/31/07

Assets	$-	-
Total Assets	$-	$-

Liabilities and Shareholders’ Deficit
Accounts payable	$36,903	18,164
Due to Officer	91,463	86,382
Due to related parties	440,886	402,387
Total Current Liabilities	569,252	506,933

Contingencies and Commitments	-	-

Total Liabilities	569,252	506,933

Shareholders’ Deficit
Cumulative foreign currency adjustment	(34,616)	3,724
Accumulated Deficit	(4,000,162)	(3,976,183)
Common stock 500,000,000 no par common shares authorized; 16,195,645 shares outstanding	3,465,526	3,465,526

Total Shareholder’s Deficit	(569,252)	(506,933)

Total Shareholders’ Deficit and Liabilities	$-	-

See accompany notes to the financial statements

Global Immune Technologies, Inc.
Interim Statements of Operations

(Stated in US dollars)
(Unaudited)

	Three months ended 6/30/07	Three months ended 6/30/06

Revenue	$-	$-

General and Administrative Expenses	23,979	10,982

Net Loss for the period	23,979	10,982

Basic and diluted loss per share	$(0.001)	$(0.001)

Weighted average number of shares outstanding	16,195,645	16,195,645

See accompany notes to the financial statements

Global Immune Technologies, Inc.
Interim Statement of Cash Flows

	Three months ended 6/30/07	Three months ended 6/3/06

Operating Activities
Net loss for periods	$(23,979)	$(10,982)

Contribution of services		.
Write off of loan receivable

Changes in current accounts
Decrease accounts receivable	-	.
Change accounts payables	18,739	(130,595)
Cash used in operations	(5,240)	(141,577)

Investing Activities	-	-

Financing Activities
Increase in loan receivable	-
Increase due to related parties	38,449	180,438
Increase due to officer and director	5,081	(46,731)
Cash from financing activities	43,530	133,707

Increase (Decrease) in cash during year	38,290	(7,871).
Foreign currency translation adjustment	(38,340)	(7,730)
Cash beginning of year	-.	141
Cash at end of year	$-	$-

Interest paid during year	None	None
Taxes paid during year	None	None

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

Note 2 - Accounts Receivable

The Company had no accounts receivable for the fiscal year ended June 30, 2007.

Note 3 -  Loan Receivable

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

Note 4 -  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 5 - Due to Related Parties

As of June 30, 2007, the Company owed $91,463 to the Company’s sole officer and director; and $440,886 to two separate significant shareholders. The increase in the amount due to the related parties was principally for payments made by them during the period in satisfaction of certain the Company’s current payable accounts.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 6 -  Supplemental Disclosures with Respect to Cash Flows

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

Note 7 – Commitments and Contingencies

The Company has agreed to pay its president and sole director a management fee of approximately $2,250 ($2,500 CDN) per month.

Note 8 – Interim Reporting

The information presented in the accompanying interim six month financial includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presents in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.

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

Subsequently to March 31, 2005, the Company has agreed to purchase WSG Systems Inc., (“WSG”) its' business and assets from Global Lottery Corporation for the issuance of 100,000,000 shares of common stock. The assets of WSG include proprietary technology, software, its trade names and trademarks as those products pertain to the worldwide lottery industry and/or worldwide pari-mutual betting. The products are designed to be used by all entities in the industry for conducting lotteries and or pari-mutual betting, including corporations and/or governmental agencies representing countries, provinces, states, etc. to implement and/or to improve their lottery and/or pari-mutual betting systems.

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd.(“MedPri”) and Medical Monitors Limited (“MML).  The transaction was revised on May 17, 2007.  The transaction was rescinded on July 11, 2007.

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

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities).  The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In the Company’s judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities.  The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company,  Lack of Continuity of Management).  In the event of such a resignation, the Company’s current management would thereafter have no control over the conduct of the Company’s business.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

(1)           Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other Company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company’s limited financing.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company’s securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal.  Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s officers and directors, none of whom are professional business analysts (See Management).  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

•	Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

•	The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

•
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

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Potential investors must recognize that, because of the Company’s limited capital available for investigation and management’s limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

As part of the Company’s investigation, the Company’s executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations.  (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

(2)           Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction.  As part of such a transaction, the Company’s existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

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

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above.  Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

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

It is anticipated that the Company’s principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, the Company’s principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

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

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;  (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;  (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company’s securities.

NEED FOR ADDITIONAL FINANCING.  The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital.  In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders.  However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

NO ASSURANCE OF SUCCESS OR PROFITABILITY.  There is no assurance that the Company will acquire a favorable business opportunity.  Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

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

TYPE OF BUSINESS ACQUIRED.  The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors.  Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION.  The Company’s limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable.  The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation.  A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

LACK OF DIVERSIFICATION.  Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations.  The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT.  The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.  The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

DEPENDENCE UPON OUTSIDE ADVISORS.  To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will, be made by the Company’s officers, without any input by shareholders.  Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company.  In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

LEVERAGED TRANSACTIONS.  There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity.  This could increase the Company’s exposure to larger losses.  A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses.  Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired.  There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

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

LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS.  In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued Common Stock that represents the greater majority of the voting power and equity of the Company.  In conjunction with such a transaction, the Company’s current Officers, Directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company’s stockholders.  Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders.  As a result, the acquired Company’s stockholders would control the Company, and it is likely that they would replace the Company’s management with persons who are unknown at this time.

NO PUBLIC MARKET EXISTS.  There is currently no public market for the Company’s common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Further, many leading institutions will not permit the use of such securities as collateral for any loans.

BLUE SKY CONSIDERATION.  Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

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

During the quarter ended June 30, 2007, the Company incurred a comprehensive net loss of approximately $23,979 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2007, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.
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

(a)           Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2007. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Dated: August 13, 2007.

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks
Donald Perks
Title: President, CEO