Form 10QSB
period 2007-09-30
Global Immune Technologies Inc.
filed 2007-11-14
CIK 1105284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2007

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

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of September 30, 2007: 16,195,645

Transitional Small Business Disclosure Format (Check One)Yes ☐ No ☒

PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.

Global Immune Technologies, Inc.
September 30, 2007
Interim Financial Statements
(Stated in US dollars)
(Unaudited)

Global Immune Technologies, Inc.
Balance Sheet
September 30, 2007

	(Unaudited)
	September 30, 2007	March 31, 2007
Assets:
	$-	$-
Total Assets	-	-

Liabilities and Shareholders’ Deficit:

Accounts payable	$35,680	$18,164
Due to officer	86,382	86,382
Due to related parties	406,815	402,387
Total current liabilities	528,877	506,933

Contingencies and commitments	-	-
Total liabilities	528,877	506,933

Shareholders’ Deficit

Cumulative foreign currency adjustment	$3,724	$3,724
Accumulated deficit	(3,998,127)	(3,976,183)
Common stock ( 500,000,000 no par common shares authorized; 16,195,645 shares O/S)	3,465,526	3,465,526

Total shareholders’ deficit	$(528,877)	$(506,933)

Total Shareholders, Deficit and Liabilities	$-	$-

See accompanying notes to financial statements

Global Immune Technologies, Inc.
Interim Statement of Operations
For the three-month and six-month periods ended September 30, 2007 and September 30 2006
(Stated in US dollars)
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006

Revenue	$-	$-	$-	$-

General and administrative expense	$18,220	$27,000	$21,944	$38,692

Net loss per share	(18,220)	(27,000)	(21,944)	(38,692)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	16,195,645	16,195,645	16,195,645	16,195,645

See accompanying notes to financial statements

Global Immune Technologies, Inc.
Interim Statement of Cash Flows
For the three-month and six-month periods ended September 30, 2007 and  September 30 2006
(Stated in US dollars)
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006
Operating Activities:
Net loss for periods	$(18,220)	$(27,000)	$(21,944)	$(38,692)

Changes in current accounts:
Change in accounts payable	(1,223)	24,916	17,516	30,784
Cash used in operations	(19,443)	(2,084)	(4,428)	(7,908)

Investing Activities:

Financing Activities
Bank indebtedness	$-	$(1,697)	$-	$-
Increase due to related parties	(34,070)	4,475	4,428	7,698
Increase due to officer and director	(5,081)	-	-	-
Cash from financing activities	(39,151)	2,778	4,428

Increase (decrease) in cash	(58,584)	694	-	(210)
Foreign currency translation adjustment	-	(657)	-	99
Cash beginning of year	-	-	-	148
Cash at end of year	$-	$37	$-	$37

Interest paid during year	none	none	none	none
Taxes paid during year	none	None	none	None

See accompanying notes to financial statements

Note 1.   Nature and Continuance of Operations

Global Immune Technologies Inc. (the "Company") (formerly, Secureview Systems Inc.) originally incorporated in 1985. During fiscal 2007, the Company changed its name from Secure Systems Inc. to Global Immune Technologies, Inc. and incorporated in the state of Wyoming. The Company was formerly a British Columbia corporation. Its business office continues to be located in Vancouver, British Columbia, Canada.  The Company is considered a public shell with administrative expenses being its only operations.

Note 2 - Accounts Receivable

The Company had no accounts receivable for the fiscal year ended September 30, 2007.

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

Note 5 - Due to Related Parties

As of September 30, 2007, the Company owed $86,382 to the Company’s sole officer and director; and $367,794 to two separate significant shareholders.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

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

During the quarter ended September 30, 2007, the Company incurred a comprehensive net loss of approximately $18,220 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended September 30, 2007, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.
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

Item 3. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2007. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Dated: November 14, 2007.

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks

Donald Perks
Title: President, CEO