Form 10QSB
period 2007-12-31
Global Immune Technologies Inc.
filed 2008-02-22
CIK 1105284

FORM 10-QSB
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 for the quarterly period ending December 31, 2007

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Applicable on to corporate issuers
State the number of shares outstanding of each of the issuer's class of Common equity, as of December 31, 2007: 16,195,645

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements.

Global Immune Technologies, Inc.
December 31, 2007
Interim Financial Statements
(Stated in US dollars)
(Unaudited)

Index to financial statements

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Balance Sheet
December 31, 2007

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
Assets:
	$-	$-
Total Assets	-	-

Liabilities and Shareholders’ Deficit:

Accounts payable	$49,359	$18,164
Due to officer	106,632	86,382
Due to related parties	406,815	402,387
Total current liabilities	562,806	506,933

Contingencies and commitments	-	-
Total liabilities	562,806	506,933

Shareholders’ Deficiit

Cumulative foreign currency adjustment	$-	$3,724
Accumulated deficit	(4,028,332)	(3,976,183)
Common stock ( 500,000,000 no par common shares authorized; 16,195,645 shares O/S)	3,465,526	3,465,526

Total shareholders’ deficit	$(562,806)	$(506,933)

Total Shareholders, Deficit and Liabilities	$-	$-

See accompanying notes to financial statements

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Interim Statement of Operations
(Stated in US dollars)
(Unaudited)

	Three months ended Decmeber 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Nine months ended December 31, 2006

Revenue	$-	$-	$-	$-

General and administrative expense	$33,929	$18,119	$52,149	$47,739

Net loss per share	(33,929)	(18,119)	(52,149)	(47,739)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	16,195,645	16,195,645	16,195,645	16,195,645

See accompanying notes to financial statements

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Interim Statement of Cash Flows
(Stated in US dollars)
(Unaudited)

	Three months ended December 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Nine months ended December 31, 2006
Operating Activities:
Net loss for periods	$(33,929)	$(18,119)	$(52,149)	$(47,739)

Changes in current accounts:
Change in accounts payable	3,785	24,916	31,895	30,784
Cash used in operations	(30,144)	(2,084)	(20,254)	(7,908)

Investing Activities:

Financing Activities
Bank indebtedness	$-	$(1,697)	$-	$-
Increase due to related parties	-	4,475	-	7,698
Increase due to officer and director	6750	-	20,250	-
Cash from financing activities	6750	2,778	20,250

Increase (decrease) in cash	-	694	-	(210)
Foreign currency translation adjustment	-	(657)	-	99
Cash beginning of year	-	-	-	148
Cash at end of year	$ nil	$37	$ nil	$37

Interest paid during year	none	none	none	none
Taxes paid during year	none	None	none	None

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

Note 2 - Accounts Receivable

The Company had no accounts receivable for the fiscal year ended December 31, 2007.

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

Note 5 - Due to Related Parties

As of December 31, 2007, the Company owed $86,382 to the Company’s sole officer and director; and $467,794 to two separate significant shareholders.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

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

Note 7 – Commitments and Contingencies

The Company has agreed to pay its president and sole director a management fee of approximately $2,250 ($2,500 CDN) per month.  No payments have been paid to date and this is recorded as an accrual due to officer.

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

During the quarter ended December 31, 2007, the Company incurred a comprehensive net loss of approximately $33,929 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.
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

Item 3. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2007. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Dated: February 21,2008.

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks
Donald Perks
Title: President, CEO