Form 10-K
period 2008-03-31
Global Immune Technologies Inc.
filed 2008-06-30
CIK 1105284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

 (Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to

Commission file number: 0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Wyoming	98-05327255
(State of Incorporation)	(IRS EmployerIdentification No.)

1111-207 West Hastings St., Vancouver, B.C. Canada	V6G 1H7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number,  (604) 351 - 9443

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:
Common Stock, Without Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check  mark whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark if disclosure of delinquent  filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's   knowledge,   in  definitive   proxy  or  information   statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,or a non-accelerated filer.  Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 27, 2008, there were 16,195,645 shares of the issuer's common stock outstanding.  The aggregate market value of the shares of the issuer's voting stock held by non-affiliates  was $821,738 based the average of the bid and asked price as quoted on the OTC Pinksheets on June 24, 2008.  The sum excludes the  shares  held by  officers,  directors,  and  stockholders  whose  ownership exceeded 10% of the  outstanding  shares at June 27, 2008,  in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Global Immune Technologies, Inc.
FORM 10-K
March 31, 2008

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

Employees

As of March 31, 2008 the Company had no full-time employees.  Donald Perks is the Company’s sole officer and director.  Mr. Perks works on a part-time basis.

Item 1A.  RISK FACTORS

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

Item 1B.	Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2.	Description of Property.

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

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU.  Table 1 sets forth the high and low sale information for fiscal years 2007 and 2006.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2008	0.05	0.05
December 31, 2007	0.05	0.05
September 30, 2007	0.07	0.04
June 30, 2007	0.07	0.06
March 31, 2007	0.09	0.09

December 31, 2006	0.12	0.12
September 30, 2006	0.17	0.13
June 30, 2006	0.13	0.10
March 31, 2006	0.16	0.16

(a)	Holders.

Our company has approximately 31 record shareholders of its common stock as of March 31, 2008 holding 16,195,645 common shares. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders.

(b)	Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)	Recent Sales of Unregistered Securities: None

(d)	Securities Authorized for Issuance under Equity Compensation Plans: None

Item 6.	Selected Financial Data. Not Applicable to Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation.

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

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2008 AND 2007

For the year ended March 31, 2008 the Company achieved sales revenues of $-0- compared with sales revenues of $-0- for the period ended March 31, 2007. The Company's net loss for the year was $134,274 in 2007 compared to net loss of $73,765 in 2007. Such reduction in the net loss was due primarily to an increased focus on reducing expenses. As of the year ended March 31, 2008, the Company had an accumulated stockholders' deficiency of $(640,389).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2008 COMPARED WITH THE YEAR ENDED MARCH 31, 2007

The Company had no assets in 2007 or 2008.

The Company's overall liabilities increased from $506,933 in 2007 to $640,389 in 2008. Liabilities increased as a result of accrued legal fees of approximately $70,000 for services rendered.

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

OFF-BALANCE SHEET ARRANGEMENTS:  None

7A.	Quantitative And Qualitative Disclosures About Market Risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  The limited operations of the Company are conducted primarily in Canada, and, are not subject to material foreign currency exchange risk.  Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Item 8.	Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2008 and 2007 are attached hereto and form a material part of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 10, 2007, we dismissed  or former independent certified accountant James Stafford Chartered Accountants and engaged a replacement independent registered accountant firm named Jorgensen & Co, Certified Public Accountants, of Bellevue, Washington (“Jorgensen”), as the Company’s new registered independent public accounting firm to audit the Company’s financial statements for the year ended March 31, 2008. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As of the end of the reporting period, March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms.

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

We filed our annual report on Form 10-KSB for the fiscal year ending March 31, 2007 nine days late.  We filed our quarterly reports on Forms 10-QSB for the periods ending June 30, 2007 and December 31, 2007 one day late and three days late, respectively.

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

ITEM 9B.	Other Information. None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The  following  table sets  forth the  officers  and  directors  of the  Global Immune Technologies, Inc.

(a) Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME	AGE	POSITION	Term of Office

Donald L. Perks	56	President, CEO,CFO, Director	8/15/05-Present

Donald L. Perks: President, CEO, CFO, Director - elected at AGM September 17, 2003 - resigned May 9, 2005 - reappointed August 15, 2005

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

Donald Perks, President, CEO, CFO and member of the board of directors is an independent businessman and is a self-employed Business Consultant. Mr. Perks founded Canada Pay Phone and was active in the success of that company from 1994 to 2001. He has been actively managing Global Immune Technologies Inc. since 2003.

(b)	Identify Significant Employees. None.

(c)	Family Relationships. None known.

(d)	Involvement in Certain Legal Proceedings. None of the Company’s directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company’s knowledge:

1.	A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2.	Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section  16(a) of the  Securities  Exchange Act of 1934 requires the  Company's directors  and  executive  officers, and  persons  who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange  Commission initial reports of beneficial  ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission  to furnish the Company with copies of all section  16(a) reports they file.  The company’s sole officer and director has not filed any Section 16 reports.

CODE OF ETHICAL CONDUCT.

On October 24, 2006, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
●	Compliance with applicable governmental laws, rules and regulations,
●	The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
●	Accountability for adherence to the Code.

Item 11.	Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2008 and March 31, 2007.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Don Perks,	2008	27,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	27,000
Pres., CFO and Director (1)	2007	24,456	(1)	-0-	-0-	-0-	-0-	-0-	-0-	24,456

(1)	Don Perks’ annual compensation was $CDN 30,000 or US$27,000.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2008.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Don Perks, Director	-0-	-0-	-0-	-0-

Director Compensation

The Company has not established any policy concerning director compensation.  No directors received any compensation during the fiscal year ended March 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2008. Beneficial Ownership of more than 5% based on 16,195,645 common shares.

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

Shareholder Name and Address	Number of Shares Beneficially Owned Common Shares	Percentage Ownership Beneficially Owned Common Shares
Azimuth Corporation
P.O. Box 3936
Saint Andrews, NB E5B 3S7	1,000,000	6.2%
Canada

Capital Associates
828 West 7th St.
Vancouver, B.C. V5Z 1C1
Canada	2,500,000	15.4%

J&J Rentals, Inc.
P.O.Box 683
Miramichi, NB E1V 3T7	1,000,000	6.2%

(b)   Security Ownership of Management.  Based on 16,195,645 shares as set forth in (a) above as of March 31, 2008.

Table 2.
(1)	(2)	(3)	(4)

Title of Class Common Stock	Name and Address	Amount and Nature	Percent of Class

Donald Perks	1518 West Hastings St.,
Vancouver, British Columbia
	Canada.	-0-	-0-

(c)	Changes in Control.

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

The Directors of the Company are elected by the shareholders at each annual general meeting of the Company, or, in the event of a vacancy, they are appointed by the Board of Directors then in office, to serve until the 465next annual general meeting of the Company or until their successors are elected and ratified.

The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

(a)	Transactions with Management and Others.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

Mr. Perks annual salary has been set as $27,000 (CND$ 30,000). This salary has been and will continue to be treated as contributed services reflected as a component of additional paid in capital.

Corporate offices were provided by Donald Perks, the Company’s sole officer and director for fiscal years 2008 and 2007.  For fiscal years 2008 and 2007, the office rent was not accounted for as a payable to Mr. Perks, but rather as additional paid in capital.

Donald Perks paid certain payables on behalf of the Company the net of $0 and $13,054  during the fiscal years ending March 31, 2008 and March 31, 2007, respectively, in order to settle outstanding Company obligations.

Except as otherwise set forth in this report, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

(b)	Certain Business Relationships.

Except as set forth in (a) above, and to the knowledge of management, or as previously filed in the Company’s periodic reports, no director or nominee for director is or has been related to any person who has been a party to any transaction with the Company.

(c)	Indebtedness of Management.

No member of the Company’s management is or has been indebted to the Company since the beginning of its last fiscal year.

(d)	Transactions with Promoters. None known.

DIRECTOR INDEPENDENCE

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on Nasdaq.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

We presently have no Board committees. Until further determination, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

The Company does not currently have a process for security holders to send communications to the Board.

Item 14.	Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-08	Year End 3-31-07

Audit Fees	$7,500	$10,000
Audit-related Fees
Tax Fees
All other fees
Total Fees	$7,500	$10,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

To our knowledge, the Company's principal accountant during 2008 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits

31	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 30, 2008

Global Immune Technologies, Inc.

/s/ Donald Perks
By:
Title: President, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 30, 2008

/s/ Donald Perks
Donald Perks, CEO, CFO, Director

Global Immune Technologies, Inc.

March 31, 2008 and March 31, 2007

Financial Statements

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,
Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. (the “Company”) as of March 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ deficiency for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans to address these and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jorgensen & Co.

JORGENSEN & CO.
(a registered pubic accounting firm)

Bellevue, Washington
June 23, 2008

Global Immune Technologies, Inc.
Balance Sheets
As of March 31, 2008 and March 31, 2007

	3/31/08	3/31/07

Assets:	$-	$-

Total Assets	$-	$-

Liabilities and Shareholders’ Deficit:

Accounts payable	$106,956	$18,164
Due to officer	111,382	86,382
Due to related parties	422,051	402,387

Total current liabilities	640,389	$506,933

Contingencies and commitments	-	-
Total liabilities

Shareholders’ Deficit

Cumulative foreign currency adjustment	4,542	3,724
Accumulated deficit	(4,110,457)	(3,976,183)
Common stock (500,000,000 no par common shares authorized; 16,195,645 shares O/S)	3,465,526	3,465,526

Total shareholders’ deficit	(640,389)	(506,933)

Total Shareholders’ Deficit and Liabilities:	$-	$-

2

Global Immune Technologies, Inc.
Statements of Operations
For the Years Ended March 31, 2007 and March 31, 2008

	For the Year Ended
	3/31/08	3/31/07

Revenue	$-	$-

General and administrative expense	134,274	73,765

Net (loss)	$(134,274)	$(73,765)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	16,195,645	16,195,645

	-	-

Global Immune Technologies, Inc
Statement of Stockholders’ Deficit
For the Years Ended March 31, 2007 and March 31, 2008

	Common Shares Outstanding	Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Totals

March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Foreign Exchange				9,532	9,532

Net loss for the year			(73,765)		(73,765)

March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Foreign Exchange				818	818

Net loss for the year			(134,274)		(134,274)

March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Global Immune Technologies, Inc.
Statements of Cash Flows
For the Years Ended March 31. 2008 and March 31, 2007

	For the Year Ended
	3/31/08	3/31/07

Operating Activities:	$-	$-

Net loss for periods	(134,274)	(73,765)
Changes in current accounts:		$
Change in accounts payable	88,792	(110,671)
Cash used in operations	(45,482)	(184,436)

Investing Activities:	$-	$-

Financing Activities

Increase due to related parties	25,000	135,111
Increase due to officer and director	19,664	39,651
Cash from financing activities	$44,664	$174,762

Increase (decrease) in cash	(818)	(9,674)
Foreign currency translation adjustment	818	9,532
Cash beginning of year	-	142
Cash at end of year	-	-

Interest paid during year	none	none
Taxes paid during year	None	None

Global Immune Technologies, Inc.
Note to the Financial Statements
March 31, 2008 and March 31, 2007

Note 1 – Nature and Continuance of Operations

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

Note 2 – Significant Accounting Policies

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

Going Concern and Presentation

The Company's financial statements have been prepared on a going concern basis, which, as a general matter, contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 March 2009. Prior to March 31, 2007, the Company closed all of its bank accounts and relies solely on its president, who does not work full time for the Company, to conduct its business.  For fiscal 2008 operations were financed through borrowing arrangements with related parties and others.

Management plans to continue this financing approach for fiscal 2009. However, the Company may be unable to do so, and may be unable to access needed additional capital through alternatives for the near future. Also,

Global Immune Technologies, Inc.
Note to the Financial Statements
March 31, 2008 and March 31, 2007

Management is currently seeking a merger candidate with operations and other sources of equity or debt financing. There is no assurance that these activities will be economically viable.

The matters discussed above, together with the Company's history of operating losses, extensive current debt as reflected in the March 31, 2008 balance sheet, and other things, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. Such adjustments, if necessary, may include a liquidation basis of presentation for any assets, liabilities and equities, which may reflect substantially lower values than are currently reflected in the financial statements.

Cash

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The Company's financial instruments include accounts payable and related party loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and 2007.

Derivative Instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Future income tax assets and liabilities are determined based on temporary differences between the accounting and the tax bases of the assets and liabilities and for loss carry forwards, and are measured using the tax rates expected to apply when these differences reverse. A valuation allowance is recorded against any future income tax asset if it is not more likely than not that the asset will be realized. For the fiscal year ended March 31, 2008 and 2007, the Company's net future income tax assets were fully offset by a valuation allowance.

Basic and Diluted Loss Per Share

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

Global Immune Technologies, Inc.
Note to the Financial Statements
March 31, 2008 and March 31, 2007

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one  year.

Note 4 – Due to Related Parties

As of March 31, 2008, the Company owed $111,382 to the Company’s sole officer and director; and $406,815 to two separate significant shareholders and an additional $15,337 to a related party.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 5 – Equity

Common Stock

Common stock has no par value. Shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Share Purchase Warrants

During the year ended March 31, 2007, 2,500,000 warrants expired without being exercised by the holders. These warrants were originally issued in 2004. Each warrant had entitled the holder to purchase one share of the Company's common stock for $0.03. There were no warrants to purchase common shares outstanding at March 31, 2008.

Note 6 – Income Taxes

On March 31, 2008, the Company had an unused U.S. NOL carry-forward of approximately $74,000 for U.S. income tax purposes, which begin to expire in 2027. In addition, at March 31, 2007, the Company had approximately $445,000 (expressed in U.S. dollars) of unused Canadian net operating loss carry forward for Canadian income tax purposes, which expire fully by 2016.

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

Note 7 – Supplemental Cash Flows Disclosures

During fiscal 2008 and 2007, related parties paid $6,015 and $117,225, respectively, by direct payment for certain payables owed by the Company. These reductions in payable and corresponding increases in payables to related parties are reflected in the statement of cash flows as reduction of accounts payable and an increase in related party debt.

Note 8 – Commitments and Contingencies

The Company has agreed to pay its president and sole director a management fee of approximately $2,250 ($2,500 CDN) per month. No payments have been paid to date and this is recorded as an accrual due to officer.

