Form 10-Q
period 2008-06-30
Global Immune Technologies Inc.
filed 2008-08-13
CIK 1105284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

WYOMING	98-05327255
(State of Incorporation)	(IRS Employer identification No.)

45 Brown Street, Sydney Mines, Nova Scotia, Canada	B1V 1G2
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐   No ☒

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2008 we had 16,195,645 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

Global Immune Technologies, Inc.
June 30, 2008
Interim Financial Statements
(Stated in US dollars)
(Unaudited)

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Balance Sheet
June 30, 2008

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
Assets:
	$-	$-
Total Assets	-	-

Liabilities and Shareholders’ Deficit:

Accounts payable	$109,380	$106,956
Due to officer	118,132	111,382
Due to related parties	430,451	422,051
Total current liabilities	657,963	640,389

Contingencies and commitments	-	-
Total liabilities	657,963	640,389

Shareholders’ Deficit

Cumulative foreign currency adjustment	$4,542	$4,542
Accumulated deficit	(4,128,031)	(4,110,457)
Common stock ( 500,000,000 no par common shares authorized; 16,195,645 shares O/S)	3,465,526	3,465,526

Total shareholders’ deficit	$(657,963)	$(640,389)

Total Shareholders, Deficit and Liabilities	$-	$-

See accompanying notes to financial statements

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Interim Statement of Operations
(Stated in US dollars)
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007

Revenue	$-	$-	$	$

General and administrative expense	$17,574	$18,119	$	$

Net loss per share	(17,574)	(18,119)

Basic and diluted loss per share	$0.00	$0.00	$	$

Weighted average number of shares outstanding	16,195,645	16,195,645

See accompanying notes to financial statements

Global Immune Technology, Inc.

Global Immune Technologies, Inc.
Interim Statement of Cash Flows
(Stated in US dollars)
(Unaudited)

	Three months ended June 30, 2008		Three months ended June 30, 2007
Operating Activities:
Net loss for periods		$(17,574)	$(18,119)	$	$

Changes in current accounts:
Change in accounts payable		2,424	24,916
Cash used in operations		(15,150)	(2,084)

Investing Activities:

Financing Activities
Bank indebtedness		$-	$(1,697)	$	$
Increase due to related parties		8,400	4,475
Increase due to officer and director		6,750	-
Cash from financing activities		15,150	2,778

Increase (decrease) in cash		-	694
Foreign currency translation adjustment		-	(657)
Cash beginning of year		-	-
Cash at end of year	$	nil	$37	$	$

Interest paid during year		none	none
Taxes paid during year		none	None

See accompanying notes to financial statements

Global Immune Technology, Inc.

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

Note 2 - Accounts Receivable

The Company had no accounts receivable for the fiscal year ended June 30, 2008.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 4 - Due to Related Parties

As of June 30, 2008, the Company owed $118,132 to the Company’s sole officer and director; and $430,451 to two separate significant shareholders.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 5 - Supplemental Disclosures with Respect to Cash Flows

During fiscal 2007, related parties paid $117,225 directly in payment of certain trade creditors payables owed by the Company. During the quarter ended June 30, 2008, $16,824 of expenses were paid by significant shareholders. These payments and reductions in accounts payable and corresponding increases in payables to related parties are reflected in the statement of cash flows as reduction of accounts payable and an increase in related party debt.

Note 6 – Commitments and Contingencies

The Company has agreed to pay its president and sole director a management fee of approximately $2,250 ($2,500 CDN) per month.  No payments have been paid to date and this is recorded as an accrual due to officer.

Note 7 – Interim Reporting

The information presented in the accompanying interim three month financial includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presents in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2008 annual financial statements.  All adjustments are of a normal recurring nature.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-Q and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, statements such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow.

These statements are intended to identify forward-looking statements within the meaning of the various securities acts. We wish to caution the reader that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

During the quarter ended June 30, 2008, the Company incurred a comprehensive net loss of approximately $ 17,574 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2008, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.
Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  As of June 30, 2008, we had no cash and cash equivalents subject to any market risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure is currently not material.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-KSB for the fiscal year ending March 31, 2007. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.	Risk Factors.

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

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit No.	Description of Exhibit

31	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2008.

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks
Donald Perks
Title: President, CEO, CFO