Form 10-Q
period 2008-09-30
Global Immune Technologies Inc.
filed 2008-11-12
CIK 1105284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission file number    0-30520

GLOBAL IMMUNE TECHNOLOGIES INC.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2008 we had 16,195,645 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

Global Immune Technologies Inc.
September 30, 2008
Interim Financial Statements
(Stated in US dollars)
(Unaudited)

Global Immune Technologies Inc.
Balance Sheet
September 30, 2008

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
Assets:
	$-	$-
Total Assets	-	-

Liabilities and Shareholders’ Deficit:

Accounts payable	$109,380	$106,956
Due to officer	124,585	111,382
Due to related parties	430,828	422,051
Total current liabilities	664,793	640,389

Contingencies and commitments	-	-
Total liabilities	664,793	640,389

Shareholders’ Deficit

Cumulative foreign currency adjustment	$5,039	$4,542
Accumulated deficit	(4,135,358)	(4,110,457)
Common stock ( 500,000,000 no par common shares authorized; 16,195,645 shares O/S)	3,465,526	3,465,526

Total shareholders’ deficit	$(664,793)	$(640,389)

Total Shareholders, Deficit and Liabilities	$-	$-

See accompanying notes to financial statements

Global Immune Technologies Inc.
Interim Statement of Operations
(Stated in US dollars)
(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months Ended September 30, 2008	Six months ended September 30, 2007

Revenue	$-	$-	$-	$-

General and administrative expense	$7,327	$18,119	$25,398	$21,944

Net loss per share	(7,327)	(18,119)	(25,398)	(21,944)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding	16,195,645	16,195,645	16,195,645	16,195,645

See accompanying notes to financial statements

Global Immune Technologies Inc.
Interim Statement of Cash Flows
(Stated in US dollars)
(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Six months ended September 30, 2007
Operating Activities:
Net loss for periods	$(7,327)	$(18,220)	$(24,901)	$(21,944)

Changes in current accounts:
Change in accounts payable	-	1,223	2,424	17,516
Cash used in operations	(7,327)	(16,997)	(21,900)	(4,428)

Investing Activities:

Financing Activities
Bank indebtedness	$-	$-	$-	$-
Increase due to related parties	377	34,070	8,777	4,428
Increase due to officer and director	6,454	5,081	13,204
Cash from financing activities	6,831	(39,151)	21,981	4,428

Increase (decrease) in cash	(497)	(58,584)	(497)
Foreign currency translation adjustment	497	-	497	-
Cash beginning of year	-	-	-	-
Cash at end of year	$ nil	$ nil	$ nil	$ nil

Interest paid during year	none	none	None	none
Taxes paid during year	none	none	None	none

See accompanying notes to financial statements

Note 1.   Nature and Continuance of Operations

Global Immune Technologies Inc. (the "Company") (formerly, Secureview Systems Inc.) originally incorporated in 1985. During fiscal 2007, the Company changed its name from Secureview Systems Inc. to Global Immune Technologies Inc. and incorporated in the state of Wyoming. The Company was formerly a British Columbia corporation and moved its offices to Sydney Mines Nova Scotia. The Company is considered a public shell with administrative expenses being its only operations.

Note 2 - Accounts Receivable

The Company had no accounts receivable for the fiscal year ended September 30, 2008.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 4 - Due to Related Parties

As of September 30, 2008, the Company owed $124,585 to the Company’s sole officer and director; and $430,828 to two separate significant shareholders.  Amounts due to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

Note 5 - Supplemental Disclosures with Respect to Cash Flows

During fiscal 2007, related parties paid $117,225 directly in payment of certain trade creditors payables owed by the Company. During the quarter ended September 30, 2008, $874 of expenses were paid by significant shareholders. These payments and reductions in accounts payable and corresponding increases in payables to related parties are reflected in the statement of cash flows as reduction of accounts payable and an increase in related party debt.

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

The Company changed its name on September 7, 1995 to American Comstock Exploration Ltd. in connection with a consolidation of its share capital on a one for four basis.

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

On February 28, 2006, the Company changed its corporate domicile from British Columbia, Canada to the State of Wyoming.

On August 1, 2008, the Company moved its office from Vancouver, British Columbia to Sydney Mines, Nova Scotia.

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

During September 2001 and amended October, 2001 the Company entered into a letter of intent with Argent Resources Ltd., On-Track Computer Training Ltd., On-Track Computer International Ltd. and Lute Linux.com Corp. whereby Argent assigned its right to enter into a share exchange agreement with Lute who held the option to enter into a share exchange agreement with On-Track and On-Track International. In exchange for the assignment by Argent to the Company of the share exchange agreement entered into between Lute and Argent, the Company issued 2,000,000 shares and paid $50,000 to Argent.

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

In September 2002 the Company entered into a letter of intent with Estwind Energy, a private power generation company incorporated in Estonia, whereby the Company intended to acquire all of the issued and outstanding shares of Estwind Energy. However, the Company decided against completing the share exchange agreement as the business of Estwind Energy was deemed to not be profitable.

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

During the quarter ended September 30, 2008, the Company incurred a comprehensive net loss of approximately $ 7,327 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended September 30, 2008, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.
Inflation

The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  As of September 30, 2008, we had no cash and cash equivalents subject to any market risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure is currently not material.

Item 4.	Controls and Procedures.

Evaluation of and Report on Internal Control over Financial Reporting

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below.  Notwithstanding, the existence of the material weakness described below, management has concluded that the financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2008:

(1)  Lack of an independent audit committee. We do not have an independent audit committee. We have never named an audit committee financial expert. It is our intension to establish an audit committee of the board and obtain a financial expert on our audit committee when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ending September 30, 2008, we had only one person who performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

(3) Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies described above constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the fiscal quarter ending September 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT.  The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.  The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company there for if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

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

NO PUBLIC MARKET EXISTS.  There is currently no public market for the Company’s common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Further, many leading institutions will not permit the use of such securities as collateral for any loans.

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

Dated: November 10, 2008.

GLOBAL IMMUNE TECHNOLOGIES INC.

By: /s/Donald Perks
Donald Perks
Title: President, CEO, CFO