Form 10-K
period 2009-03-31
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009.

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.

(Name of registrant as specified in its Charter)

Wyoming	98-05327255
(State of Incorporation)	(IRS Employer Identification No.)

Avenida Jaime III, 25 1-B, 07012 Palma de Mallorca, Spain
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, (902) 549 - 1133

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:

Common Stock, Without Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicated by check mark if disclosure of delinquent  filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer      . Accelerated filer      .  Non-accelerated filer      .  Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of September 30, 2008, there were 16,195,645 shares of the issuer's common stock outstanding.  The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $ 1,169,584 based the average of the bid and asked price as quoted on the OTC Pinksheets on September 30, 2008. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, there were 16,195,645 shares of the issuer’s common stock outstanding.

Global Immune Technologies, Inc.

FORM 10-K

March 31, 2009

PART I

Item 1.

Busines

FORWARD-LOOKING STATEMENT NOTICE:

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

(3)

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated there under.

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

Employees

As of March 31, 2009 the Company had no full-time employees. Donald Perks is the Company’s sole officer and director. Mr. Perks works on a part-time basis.

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

Item 1B. Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2. Property.

Our principal business address was Avenida Jaime III, 25 1-B, 07012 Palma de Mallorca, Spain. During the fiscal year ending March 31, 2009, office rent totaled $NIL. The office rent has been and will be treated as a capital administrative expense. No formal rent, lease or sublease has been set up yet and no funds have been paid out for rent to date.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

The Company's common shares are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. Prior to February 28, 2006, it filed as a foreign registrant and after that date filed as a U.S. reporting registrant. The Company has been subject to the reporting obligations of the provinces of British Columbia and Alberta, Canada.

Prior to February 28, 2006, Global Immune Technologies, Inc. was a corporation organized under the laws of British Columbia, Canada. On February 28, 2006, the Company changed its corporate domicile to the State of Wyoming. The British Columbia corporation was formally dissolved June 2, 2006.

The Company's common stock has been quoted Over-the-Counter on the Pinksheets. The Company's shares are not quoted on any Canadian market.

The Company has 17 British Columbia and 1 Alberta shareholder on its shareholder's list.

Foreign Regulatory: Canada

On August 11, 2005, the Company's predecessor, Global Immune Technologies, Inc., then a company organized under the laws of British Columbia, Canada, received a Cease Trade Order (CTO) from the British Columbia Securities Commission, (the "BCSC"), which was limited to the Province of British Columbia, Canada, for not filing comparative financial statements for its financial year ended March 31, 2005 as required under Part 4 of National Instrument 51-102 Continuous Disclosure Obligations, and had not filed Form 51-102F1 Management's Discussion and Analysis for the periods ended September 30, 2004 and March 31, 2005, as required by Part 5 of NI 51-102.

On March 5, 2007, the Company received a Cease Trade Order (CTO) from the Alberta Securities Commission,(the "ASC") which was limited to the Province of Alberta, Canada, for not filing annual audited financial statements for the year ended March 31, 2006, interim unaudited financial statements for the interim periods ended December 31, 2005, June 30, 2006, September 30, 2006 and December 31, 2006.

The Company has requested exemptive relief.

Item 4.

 Removed and Reserved.

PART II

Item 5.

 Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU. Table 1 sets forth the high and low sale information for fiscal years 2009 and 2008. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2009	0.11	0.10
December 31, 2008	0.13	0.11
September 30, 2008	0.10	0.08
June 30, 2008	0.09	0.06
March 31, 2008	0.05	0.05

December 31, 2007	0.05	0.05
September 30, 2007	0.07	0.04
June 30, 2007	0.07	0.06
March 31, 2007	0.09	0.09

(a)

Holders.

Our company has approximately 31 record shareholders of its common stock as of March 31, 2009 holding 16,195,645 common shares. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders.

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

Recent Sales of Unregistered Securities: None

(d)

Securities Authorized for Issuance under Equity Compensation Plans: None

Item 6. Selected Financial Data. Not Applicable to Smaller Reporting Companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

U.S. AND CANADIAN GAAP DIFFERENCES

The Company changed its financial reporting currency to the United States Dollar from the Canadian Dollar. The operating statements for the fiscal year ended March 31, 2006 have been retroactively adjusted to reflect this change in reporting currency. The financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with those of the US and are disclosed in note 2 to the audited financial statements of the Company for March 31, 2009 and 2008.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2007 AND 2006

For the year ended March 31, 2009 the Company achieved sales revenues of $__NIL__ compared with sales revenues of $__NIL__ for the period ended March 31, 2009. The Company's net loss for the year was $53,401 in 2009 compared to net loss of $134,274 in 2008. Such reduction in the net loss was due primarily to an increased focus on reducing expenses. As of the year ended March 31, 2009, the Company had an accumulated stockholders' deficiency of $(693,790).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED WITH THE YEAR ENDED MARCH 31, 2008

The Company had no assets in 2008 and 2009.

The Company's overall liabilities increased from $640,389 in 2008 to $693,790 in 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS: None

7A. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies

Item 8. Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2009 and 2008 are attached hereto and form a material part of this Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

June 30, 2010 event reported on Form 8-K filed September 27, 2010.

Item 9A(T). Controls and Procedures.

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

As of the end of the reporting period, March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

We filed this annual report on Form 10-K for the fiscal year ending March 31, 2009 late. We filed our quarterly reports on Forms 10-Q for the periods ending June 30, 2009, September 30, 2009 and December 31, 2009 late. We filed our annual report for the year ending March 31, 2010 late. We filed our quarterly reports on Form 10-Q for the periods ending June 30, 2010 late.

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

None

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

The following table sets forth the officers and directors of the Global Immune Technologies, Inc.

(a) Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME	AGE	POSITION	Term of Office
Donald L. Perks	58	President, CEO,CFO, Director	8/15/05-Present

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations,

•

The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

•

Accountability for adherence to the Code.

Item 11.

Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2009 and March 31, 2008.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Don Perks, Pres., CFO and Director (1)	2009 2008	24,456(1) 24,456(1)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	24,456 24,456

(1) Don Perks’ annual compensation was $CDN 30,000 or US$24,456.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2009.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Don Perks, Director	-0-	-0-	-0-	-0-

Director Compensation

The Company has not established any policy concerning director compensation. No directors received any compensation during the fiscal year ended March 31, 2009.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2009. Beneficial Ownership of more than 5% based on 16,195,645 common shares.

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

	Number of Shares	Percentage Ownership
	Beneficially Owned	Beneficially Owned
Shareholder Name and Address	Common Shares	Common Shares
Azimuth Corporation(1)
P.O. Box 3936
Saint Andrews, NB E5B 3S7	1,000,000	6.2%
Canada

Capital Associates(2)
828 West 7th St.
Vancouver, B.C. V5Z 1C1
Canada	2,500,000	15.4%

J&J Rentals, Inc.(3)
P.O.Box 683
Miramichi, NB E1V 3T7	1,000,000	6.2%

Note:

(1)Christian Leurweg, is the natural person who has voting and dispositive control of the shares owned by Azimuth Corporation.

(2)Alejandro Bellapert, is the natural person who has voting and dispositive control of the shares owned by Capital Associates.

(3)Bob Bandfield, is the natural person who has voting and dispositive control of the shares owned by J&J Rentals, Inc.

(b) Security Ownership of Management. Based on 16,195,645 shares as set forth in (a) above as of March 31, 2009.

Table 2.

(1)	(2)	(3)	(4)
Title of Class	Name and Address	Amount and Nature	Percent of Class
Common Stock	Donald Perks
45 Brown Street
Sydney Mines, NS
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

Corporate offices were provided by Donald Perks, the Company’s sole officer and director for fiscal years 2009 and 2008. For fiscal years 2009 and 2008, the office rent was not accounted for as a payable to Mr. Perks, but rather as additional paid in capital.

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

Item 14.

Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-09	Year End 3-31-08

Audit Fees	$5,000	$7,500
Audit-related Fees		-
Tax Fees		-
All other fees		-
Total Fees	$5,000	$7,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

To our knowledge, the Company's principal accountant during the fiscal year ending March 31, 2009 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15.

Exhibits and Financial Statement Schedules

(a) Exhibits

Consent of Independent Certifying Accountant

Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12,2010

Global Immune Technologies, Inc.

By: /s/ Donald Perks

Title: President

Chief Executive Officer (CEO)

Chief Financial Officer (CFO)

Principal Accounting Officer (PAO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 12, 2010

/s/ Donald Perks

Donald Perks, CEO, CFO, PAO Director

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of March 31, 2009, the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

27 Beach Road Suite CO5A

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. as of March 31, 2009 and the related statements of operations and changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. at March 31, 2009, and the results of its operations, cash flows, and changes in shareholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Donahue Associates LLC

Donahue Associates LLC

Monmouth Beach, New Jersey

October 27, 2010

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2009

LIABILITIES & SHAREHOLDERS' DEFICIT	31-Mar-09	31-Mar-08

Current liabilities:
Accounts payable & accrued expenses	$106,956	$106,956
Due to related parties	586,834	533,433
Total Current Liabilities	693,790	640,389

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value
16,195,645 outstanding at March 31, 2009 and March 31, 2008	3,465,526	3,465,526
Accumulated deficit- development stage	(4,163,858)	(4,110,457)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(693,790)	(640,389)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2009 and March 31, 2008

and from April 1, 1999 to March 31, 2009

	31-Mar-09	31-Mar-08	From April 1, 1999to March 31, 2009

General & administrative expenses:
Management fees	$26,685	$27,000	$140,383
Professional fees	17,400	97,796	408,742
Travel & entertainment	3,498	0	3,498
Transfer agent & filing fees	3,000	0	3,000
Foreign currency gain (loss)	2,818	0	2,818
Rent expense	0	0	74,177
General administration	0	0	312,934
Office supplies and sundry expenses	0	9,478	121,349
Consulting expense	0	0	125,498

Net loss before other income (expense)	(53,401)	(134,274)	(1,192,399)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	(53,401)	(134,274)	(1,919,831)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(53,401)	$(134,274)	$(2,112,906)

Basic & diluted loss per share	$0.00	$0.00

Weighted average of common shares outstanding	16,195,645	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2009 and March 31, 2008

and from April 1, 1999 to March 31, 2009

	31-Mar-09	31-Mar-08	From April 1, 1999to March 31, 2009
Operating activities:
Net loss	$(53,401)	$(134,274)	$(2,112,906)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting fees & services expense	0	0	89,371
Translation adjustment	0	818	187,015

Accounts payable	0	88,792	106,956
Due to related parties	53,401	44,664	586,834
Net cash used by operations	0	0	(1,142,730)

Financing activities:
Private placement	0	0	229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	0	0	(296,970)

Cash balance at beginning of fiscal period	0	0	296,970

Cash balance at end of fiscal period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Deficit

From April 1, 1999 to March 31, 2009

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total
Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302	-	-	108,302
Private placement	1,000,000	210,532	-	-	210,532
Stock options exercised	2,563,474	399,260	-	-	399,260
Net loss for the fiscal year	-	-	(563,508)	-	(563,508)
Balance at March 31, 2000	7,431,568	2,855,341	(2,614,460)	0	240,881

Net loss for the fiscal year	-	-	(253,077)	-	(253,077)
Balance at March 31, 2001	7,431,568	2,855,341	(2,867,537)	0	(12,196)

Reverse stock split (5 for 1)	(5,945,252)	-	-	-	0
Stock options exercised	497,329	51,248	-	-	51,248
Private placement	150,000	19,242	-	-	19,242
Issued shares for acquisition	2,675,000	1	-	-	1
Issued shares for assignment of agreement	2,000,000	175,098	-	-	175,098
Exchanged shares for debt	400,000	10,262	-	-	10,262
Debentures converted to shares	6,450,000	165,477	-	-	165,477
Net loss for the fiscal year	-	-	(613,406)	-	(613,406)
Balance at March 31, 2002	13,658,645	3,276,669	(3,480,943)	0	(204,274)

Issued stock for services	137,000	8,485	-	-	8,485
Net loss for the fiscal year	-	-	(79,105)	-	(79,105)
Balance at March 31, 2003	13,795,645	3,285,154	(3,560,048)	0	(274,894)

Issued stock for services	2,400,000	55,430	-	-	55,430
Net loss for the fiscal year	-	-	(106,831)	-	(106,831)
Balance at March 31, 2004	16,195,645	3,340,584	(3,666,879)	0	(326,295)

Net loss for the fiscal year	-	-	(140,582)	-	(140,582)
Currency translation adjustment	-	99,486	-	(1,790)	97,696
Balance at March 31, 2005	16,195,645	3,440,070	(3,807,461)	(1,790)	(369,181)

Contribution of services	-	25,456	-	-	25,456
Net loss for the fiscal year	-	-	(94,957)	-	(94,957)
Currency translation adjustment	-	-	-	(4,018)	(4,018)
Balance at March 31, 2006	16,195,645	3,465,526	(3,902,418)	(5,808)	(442,700)

Net loss for the fiscal year	-	-	(73,765)	-	(73,765)
Currency translation adjustment	-	-	-	9,532	9,532
Balance at March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Net loss for the fiscal year	-	-	(134,274)	-	(134,274)
Currency translation adjustment	-	-	-	818	818
Balance at March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Net loss for the fiscal year	-	-	(53,401)	-	(53,401)
Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended March 31, 2009 and March 31, 2008

Organization of the Company and Significant Accounting Principles

Global Immune Technologies, Inc. (“the Company”) was incorporated in 1985 as a British Columbia corporation. During the fiscal year ended in 2007, the Company re-domiciled to the State of Wyoming. Its business office is located in Sydney Mines, Nova Scotia. The Company is considered a public shell company, with administrative expenses being its only operations.

Development Stage Company- the Company qualifies for treatment as an Development Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “accumulated deficit- development stage” and are reported in the Stockholders’ Equity section of the balance sheet.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Fair Values of Financial Instruments- The fair value of financial instruments includes accounts payable and accrued liabilities, and is estimated to approximate their carrying values at March 31, 2009 and March 31, 2008.

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

Basic and Diluted Net Income (Loss) Per Share- Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the years. Diluted net income (loss) per share gives effect to all potentially dilutive common shares equivalents outstanding during the years.

The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares are outstanding for the years ended March 31, 2009 and March 31, 2008.

Foreign Currency Translation- The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

1.

monetary items at the rate prevailing at the balance sheet date;

2.

non-monetary items at the historical exchange rate;

3.

revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

Recent Accounting Pronouncements-

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 will not have a material affect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material affect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will not have a material affect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. The adoption of SFAS 161 will not have a material affect on the Company’s financial statements.

Reclassifications: Certain fiscal year 2008 amounts have been reclassified to conform to the current year presentation.

Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, the Company has incurred losses since its inception and has no business operations and continues to rely on financing and the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is currently evaluating certain properties in the resource sector and intellectual properties in the high technology sector. The Company is also talking to certain funds and/or individuals to ensure funding for these projects by way of a private placement or some form of equity and/or debt financing. The Company does expect to enter in to an agreement with one or more of these ventures within ninety days or alternatively by mid January 2011.

3. Income Taxes

Provision for income taxes is comprised of the following:	31-Mar-09	31-Mar-08

Net loss	$(53,401)	$(134,274)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Operating loss carry forward	$(440,899)	$(422,743)
Allowance for recoverability	440,899	422,743
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Operating loss carry forward	440,899	422,743
Allowance for recoverability	(440,899)	(422,743)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

In addition, at March 31, 2009, the Company had approximately $1,297,000 (expressed in U.S. dollars) of unused Canadian net operating loss carry-forwards for Canadian income tax purposes, which expire fully by 2029.

Management is unable to determine that it more likely than not that the Company will generate profitable operations to benefit from the deferred tax aspect of its income tax loss carry-forwards for either U.S. or Canadian income tax purposes, and has fully allowed for the deferred tax asset so that no value is reflected in the financial statements regardless of their time of expiration. The amount of this allowance has increased each fiscal year so that no deferred tax asset has been reflected in the Company’s financial statements.

4. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it at March 31, 2009.

Related Party Transactions

During the year ended March 31, 2009, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties. The exchange amount is negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The amounts due to related parties at March 31, 2009 and 2008 are to the following:

	2009	2008
the Company’s sole officer and director	$141,085	$111,382
significant shareholders	428,513	406,815
another related party	17,236	15,236

	$586,834	$533,433

All amounts are unsecured and interest free with no specific terms of repayment.

6. Commitments & Contingencies

The Company has agreed to pay its president and sole director a management fee of approximately $2,225 ($2,500 CDN) per month. No payments have been paid to date.

7. Concentrations of Credit

The Company’s transactions are substantially denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The Company heavily relies upon the efforts of the Company’s president. A withdrawal of the president’s efforts would have a material adverse affect on the Company’s financial condition.