Form 10-Q
period 2009-06-30
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2009

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to_____

Commission file number    0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.

----------------------------------------------

(Exact Name of Registrant as specified in its Charter)

WYOMING	98-05327255
(State of Incorporation)	(IRS Employer identification No.)

Avenida Jaime III, 25 1-B, 07012 Palma de Mallorca, Spain

(Address of principal executive offices)           (Zip Code)

Issuer’s telephone number: (902)459-1133

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

Large accelerated filer       ., Accelerated filer       ., Non-accelerated filer       ., Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   X .  No       .

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes       .  No       .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2009 we had 16,195,645 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

 (Stated in U.S. Dollars)

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2009	2009

ASSETS

Total Assets	$-	$-

LIABILITIES

Current
Accounts payable and accrued liabilities	$106,956	$106,956
Due to related parties	592,709	586,834
Total Liabilities	699,665	693,790

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
500,000,000 common shares no par value
Issued and outstanding:
16,195,645 common shares at June 30, 2009 and March 31, 2009	3,465,526	3,465,526
Accumulated Deficit	(4,169,733)	(4,163,858)
Accumulated Other Comprehensive Gain	4,542	4,542
Total Stockholders’ Deficiency	(699,665)	(693,790)

Total Liabilities and Stockholders’ Deficiency	$-	$-

Commitments And Contractual Obligations (Note 6)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		CUMULATIVE FROM APRIL 1, 1999
	2009	2008	TO JUNE 30, 2009
			(Note 1)

Revenue	$-	$-	$-

General and Administrative Expenses
Management fees	6,750	6,750	153,883
Professional fees	-	-	418,742
Travel and entertainment	-	-	3,498
Transfer and filing fees	-	-	3,000
Foreign exchange (gain) loss	(875)	-	1,943
Rent	-	-	74,177
General and sundry	-	10,824	306,184
Office and administrative	-	-	118,605
Consulting	-	-	125,498
	5,875	17,574	1,205,530

Net Loss before Other Income (Expenses)	(5,875)	(17,574)	(1,205,530)

Other Income (Expenses)
Deferred property costs written off	-	-	(318,404)
Forgiveness of debt	-	-	145,450
Gain on sale of mineral rights	-	-	110,859
Legal settlement	-	-	129,031
Write-offs	-	-	(607,353)
Translation adjustment	-	-	(187,015)

Net Loss from Continuing Operations	(5,875)	(17,574)	(1,932,962)

Net Loss from Discontinued Operations	-	-	(193,075)

Net Loss For The Period	$(5,875)	(17,574)	(2,126,037)

Basic And Diluted Loss Per Share	$0.00	$0.00	$0.00

Weighted Average Number Of Common Shares Outstanding	16,195,645	16,195,645	16,195,645

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		CUMULATIVE FROM APRIL 1, 1999
	2009	2008	TO JUNE 30, 2009 (Note 1)

Net Loss for the Period	$(5,875)	$(17,574)	$(2,126,037)

Other Comprehensive Item:
Foreign currency translation adjustment	-	-	4,542

Total Comprehensive Loss	$(5,875)	$(17,574)	$(2,121,495)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 (Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30, 2009		CUMULATIVE FROM APRIL 1, 1999
	2009	2008	TO JUNE 30, 2009
			(Note 1)

Cash Flows (Used In) Provided By:

Operating Activities
Net loss for the period	$(5,875)	(17,574)	(2,126,037)
Adjustments for items not involving cash:
Deferred property costs written off	-	-	318,404
Forgiveness of debt	-	-	(145,450)
Gain on sale of mineral rights	-	-	(110,859)
Legal settlement	-	-	(129,031)
Write-offs	-	-	607,353
	(5,875)	(17,574)	(1,585,620)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	-	2,424	329,538
	(5,875)	(15,150)	(1,256,082)
Investing Activities
Mineral property acquisition	-	-	(207,545)
Other	-	-	(607,353)
	-	-	(814,898)
Financing Activities
Advances of loan payable and due to related parties	5,875	15,150	592,709
Common shares issued, net of issue costs	-	-	1,328,279
Other debt advances	-	-	145,450
	5,875	15,150	2,066,438
(Decrease) in Cash During the Period			(4,542)
Foreign currency translation adjustment	-	-	4,542

Net Cash (Used) During The Period	-	-	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$-	$-

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 1999	3,029,415	$2,137,247	$(2,050,953)	$-	$86,294

Shares for debt	838,676	108,304	-	-	108,304
Private placement	1,000,000	210,532	-	-	210,532
Stock options	989,000	170,618	-	-	170,618
Warrants exercised	785,000	126,691	-	-	126,691
Special warrants exercised	789,474	101,951	-	-	101,951
Net loss from continuing operations	-	-	(172,556)	-	(172,556)
Net loss from discontinued operations	-	-	(72,548)	-	(72,548)
Deferred property costs written off	-	-	(318,404)	-	(318,404)

Balance, March 31, 2000	7,431,565	2,855,342	(2,614,460)	-	240,881

Net loss from continuing operations	-	-	(132,550)	-	(132,550)
Net loss from discontinued operations	-	-	(120,527)	-	(120,527)

Balance, March 31, 2001	7,431,565	$2,855,342	$(2,867,537)	$-	$(12,195)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2001	7,431,565	$2,855,342	$(2,867,537)	$-	$(12,195)

Share consolidation on a 5 for 1 basis	(5,945,252)	-	-	-	-
Stock options	497,329	51,248	-	-	51,248
Private placement	150,000	19,242	-	-	19,242
Shares for acquisition	2,675,000	1	-	-	1
Shares for assignment of agreement	2,000,000	175,098	-	-	175,098
Shares for debt	400,000	10,262	-	-	10,262
Convertible debentures	6,450,000	165,477	-	-	165,477
Net loss for the year	-	-	(613,406)	-	(613,406)

Balance, March 31, 2002	13,658,642	$3,276,669	$(3,480,943)	-	(204,274)

Exercise of stock options (proceeds in payment of accounts payable and services provided)	137,000	8,485	-	-	8,485
Net loss for the year	-	-	(79,105)	-	(79,105)

Balance, March 31, 2003	13,795,642	$3,285,154	$(3,560,048)	$-	$(274,894)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2003	13,795,642	$3,285,154	$(3,560,048)	$-	$(274,894)

Shares for services	2,400,000	55,430	-	-	55,430
Net income for the year	-	-	(106,831)	-	(106,831)

Balance, March 31, 2004	16,195,642	3,340,584	(3,666,880)	-	(326,295)

Net income for the year	-	-	46,433	-	46,433
Translation adjustment	-	99,486	(187,015)	(1,790)	(89,319)

Balance, March 31, 2005	16,195,645	3,440,070	(3,807,461)	(1,790)	(369,181)

Foreign exchange	-	-	-	(4,018)	(4,018)
Contribution of services	-	25,456	-	-	25,456
Net loss for the year	-	-	(94,957)	-	(94,957)

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)
PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Foreign exchange	-	-	-	9,532	9,532
Net loss for the year	-	-	(73,765)	-	(73,765)

Balance, March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Foreign exchange	-	-	-	818	818
Net loss for the year	-	-	(134,274)	-	(134,274)

Balance, March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Foreign exchange	-	-	-	-	-
Net loss for the year	-	-	(53,401)	-	(53,401)

Balance, March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Net loss for the period	-	-	(5,875)	-	(5,875)

Balance, June 30, 2009	16,195,645	$3,465,526	$(4,169,733)	$4,542	$(699,665)

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

Global Immune Technologies, Inc. (“the Company”) (formerly Secureview Systems, Inc.) was incorporated in 1985 as a British Columbia corporation.  During the fiscal year ended in 2007, the Company re-domiciled to the State of Wyoming.  Its business office is located in Sydney Mines, Nova Scotia.  The Company is considered a public shell company, with administrative expenses being its only operations.

The Company became an SEC reporting entity when, as a foreign issuer, it filed with the SEC, its first audited consolidated balance sheets as at March 31, 2002 and 2001, and the consolidated statements of operations and deficit and cash flows for each of the years in the three year period ended March 31, 2002. These financial statements were stated in Canadian dollars and presented in accordance with generally accepted accounting principles in the United States of America.

Prior to this filing, the Company was not an SEC reporting entity and was not required to file financial statements with the SEC.

On re-domiciling to the State of Wyoming, the Company became a US domestic reporting entity and filed its annual return and financial statements for the fiscal year ended March 31, 2007, The filed audited financial statements, stated in US dollars, comprised a balance sheet as of March 31, 2007 and the related statements of operations, shareholders’ deficit and cash flows for the two years then ended.

Accordingly, the cumulative figures disclosed in these financial statements are the aggregate of amounts since the Company became an SEC reporting entity, in US dollars, from April 1, 1999 to June 30, 2009.

Development Stage Activities

The Company is considered a development stage company in accordance with the Statement of Financial Accounting Standards No. 7, “Accounting and Reporting for Development Stage Enterprises” (codified in ASC Topic 915, “Development Stage Entities”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The Company had no revenue and has incurred net losses aggregating $4,169,733.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing.  Management has plans to seek additional capital through debt, and private and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited interim financial statements as of and for the three months ended June 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s March 31, 2009 Form 10-K.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s March 31, 2009 financial statements, have been omitted.  The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results for the entire year ending March 31, 2010.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

       a)   Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Basic and Diluted Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares. As the Company generated net losses in the periods presented, any exercise of options or warrants, if there were any, would be anti-dilutive. For those reasons, basic and diluted loss per share are the same.

     e)  Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

3.

RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three month period ended June 30, 2009, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

Management fees with the Company’s sole officer and director in the amount of $6,750 (2008 - $6,750).

The amounts due to related parties at June 30, 2009 and March 31, 2009 are to the following:

	June 30, 2009	March 31, 2009

. the Company’s sole officer and director	$146,960	$141,085
. significant shareholders	428,513	428,513
. another related party	17,236	17,236

	$592,709	$586,834

All amounts are unsecured and interest free with no specific terms of repayment.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

4.

CAPITAL STOCK

Common Stock – Authorized

The Company’s common stock has no par value.  Shareholders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

The Company has no stock options or stock option plan, share purchase warrants or other dilutive securities.

5.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has agreed to pay its President and sole director a management fee of approximately $2,250 ($2,500 CDN) per month.  No payments have been paid to date and this is recorded as an accrual due to an officer.

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

During the quarter ended June 30, 2009, the Company incurred a comprehensive net loss of approximately $5,875 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2009, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2009. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Removed and Reserved

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)  Exhibits:

Exhibit No.

Description of Exhibit

Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks

   Donald Perks

   Title: President, CEO, CFO

   Principal Accounting Officer (PAO)

28