Form 10-Q
period 2009-09-30
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2009 we had 16,195,645 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

 (Stated in U.S. Dollars)

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2009	2009

ASSETS

Total Assets	$-	$-

LIABILITIES

Current
Accounts payable and accrued liabilities	$106,956	$106,956
Due to related parties	598,944	586,834
Total Liabilities	705,900	693,790

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
500,000,000 common shares no par value
Issued and outstanding:
16,195,645 common shares at September 30, 2009 and March 31, 2009	3,465,526	3,465,526
Accumulated Deficit	(4,175,968)	(4,163,858)
Accumulated Other Comprehensive Gain	4,542	4,542
Total Stockholders’ Deficiency	(705,900)	(693,790)

Total Liabilities and Stockholders’ Deficiency	$-	$-

Commitments And Contractual Obligations (Note 6)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					APRIL 1 1999
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008	2009
					(Note 1)

Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses
Management fees	6,750	6,750	13,500	13,500	160,633
Professional fees	-	-	-	-	418,742
Travel and entertainment	-	-	-	-	3,498
Transfer and filing fees	-	-	-	-	3,000
Foreign exchange (gain) loss	(515)	-	(1.390)	-	1,428
Rent	-	-	-	-	74,177
General and sundry	-	577	-	11,898	306,184
Office and administrative	-	-	-	-	118,605
Professional fees	-	-	-	-	125,498
	6,235	7,327	12,110	25,398	1,211,765

Net Loss before Other Income (Expenses)	(6,235)	(7,327)	(12,110)	(25,398)	(1,211,765)

Other Income (Expenses)
Deferred property costs written off	-	-	-	-	(318,404)
Forgiveness of debt	-	-	-	-	145,450
Gain on sale of mineral rights	-	-	-	-	110,856
Legal settlement	-	-	-	-	129,031
Write-offs	-	-	-	-	(607,353)
Translation adjustment	-	-	-	-	(187,015)

Net Loss from Continuing Operations	(6,235)	(7,327)	(12,110)	(25,398)	(1,939,200)

Net Loss from Discontinued Operations	-	-	-	-	(193,075)

Net Loss For The Period	$(6,235)	$(7,327)	$(12,110)	$(25,398)	$(2,132,275)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	16,195,645	16,195,645	16,195,645	16,195,645

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					APRIL 1, 1999
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008	2009 (Note 1)

Net Loss For The Period	$(6,235)	$(7,327)	$(12,110)	$(25,398)	$(2,132,275)

Other Comprehensive Item
Foreign currency translation adjustment	-	-	-	-	4,542

Total Comprehensive Loss	$(6,235)	$(7,327)	$(12,110)	$(25,398)	$(2,127,733)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited – see Notice to Reader)

 (Stated in U.S. Dollars)

SIX MONTHS ENDED SEPTEMBER 30, 2009			CUMULATIVE FROM APRIL 1, 2005
2009	2008		TO SEPTEMBER 30, 2009 (Note 1)

Cash Flows (Used In) Provided By:
Operating Activities
Net loss for the period	$(13,500)	$(24,901)	$(2,132,275)
Adjustments for items not involving cash:
Deferred property costs written off	-	-	318,404
Forgiveness of debt	-	-	(145,450)
Gain on sale of mineral rights	-	-	(110,856)
Legal settlement	-	-	(129,031)
Write-offs	-	-	607,353
	(13,500)	(24,901)	(1,591,855)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	-	-	329,538
	(13,500)	(24,901)	(1,262,317)
Investing Activities
Mineral property acquisition	-	-	(207,545)
Other	-	-	(607,353)
	-	-	(814,898)
Financing Activities
Advances of loan payable and due to related parties	13,500	24,901	592,709
Common shares issued, net of issue costs	-	-	1,328,279
Other debt advances	-	-	145,450
	13,500	24,901	2,066,438
(Decrease) in Cash During the Period			(10,777)
Foreign currency translation adjustment	-	-	10,777

Net Cash Change During The Period	-	-	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$-	$-

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO SEPTEMBER 30, 2009

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
(Unaudited – see Notice to Reader)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO SEPTEMBER 30, 2009

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
(Unaudited – see Notice to Reader)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO SEPTEMBER 30, 2009

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

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited – see Notice to Reader)
(Note 1)
PERIOD FROM MARCH 31, 1999 TO SEPTEMBER 30, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Foreign exchange	-	-	-	9,532	9,532
Net loss for the year	-	-	(73,765)	-	(73,765)

Balance, March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Foreign exchange	-	-	-	818	818
Net loss for the year	-	-	(134,274)	-	(134,274)

Balance, March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Foreign exchange	-	-	-	-	-
Net loss for the year	-	-	(53,401)	-	(53,401)

Balance, March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Foreign exchange	-	-	-	-	-
Net loss for the period	-	-	(12,110)	-	(12,110)

Balance, September 30, 2009	16,195,645	$3,465,526	$4,175,968)	$4,542	$(705,900)

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Accordingly, the cumulative figures disclosed in these financial statements are the aggregate of amounts since the Company became an SEC reporting entity, in US dollars, from April 1, 1999 to September 30, 2009.

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

SEPTEMBER 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The Company had no revenue and has incurred net losses aggregating $4,175,968.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing.  Management has plans to seek additional capital through debt, and private and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

       b)   Financial Instruments

The fair value of financial instruments includes accounts payable and accrued liabilities, and was estimated to approximate their carrying values because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and a significant portion of its liabilities at September 30, 2009 are denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

 GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

     f)    Concentration of Credit Risk

The Company does not have any concentration of related financial credit risk.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

(Stated in U.S. Dollars)

3.

RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the six month period ended September 30, 2009, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

Management fees with the Company’s sole officer and director in the amount of $13,500(2008 - $13,500).

The amounts due to related parties at September 30, 2009 and March 31, 2009 are to the following:

	September 30, 2009	March 31, 2009

. the Company’s sole officer and director	$153,195	$141,085
. significant shareholders	428,513	428,513
. other related party	17,236	17,236

	$598,944	$586,834

All amounts are unsecured and interest free with no specific terms of repayment.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

During the quarter ended September 30, 2009, the Company incurred a comprehensive net loss of approximately $6,235 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended September 30, 2009, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2009. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Removed and Reserved.

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

29