Form 10-Q
period 2009-12-31
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ending December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 2009 we had 16,195,645 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	27

Item 4. Removed and Reserved	27

Item 5. Other Information	2

Item 6. Exhibits	27

Signatures	28

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2009	2009

ASSETS

Total Assets	$-	$-

LIABILITIES

Current
Accounts payable and accrued liabilities	$106,956	$106,956
Due to related parties	605,309	586,834
Total Liabilities	712,265	693,790

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
500,000,000 common shares no par value
Issued and outstanding:
16,195,645 common shares at December 31, 2009 and March 31, 2009	3,465,526	3,465,526
Accumulated Deficit	(4,182,333)	(4,163,858)
Accumulated Other Comprehensive Gain	4,542	4,542
Total Stockholders’ Deficiency	$(712,265)	$(693,790)

Total Liabilities and Stockholders’ Deficiency	$-	$-

Commitments And Contractual Obligations (Note 6)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31		CUMULATIVE FROM APRIL 1 1999 TO DECEMBER 31
	2009	2008	2009	2008	2009
					(Note 1)

Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses

Management fees	6,750	5,250	20,250	18,253	167,383
Professional fees	-	-	-	-	418,742
Travel and entertainment	-	-	-	-	3,498
Transfer and filing fees	-	-	-	-	3,000
Foreign exchange (gain) loss	(385)	-	(1,775)	-	1,043
Rent	-	-	-	-	74,177
General and sundry	-	13,500	-	25,398	306,184
Office and administrative	-	-	-	-	118,605
Professional fees	-	-	-	-	125,498
	6,365	18,750	18,475	43,651	1,218,130

Net Loss before Other Income (Expenses)	(6,365)	(18,750)	(18,475)	(43,651)	(1,218,130)

Other Income (Expenses)
Deferred property costs written off	-	-	-	-	(318,404)
Forgiveness of debt	-	-	-	-	145,450
Gain on sale of mineral rights	-	-	-	-	110,856
Legal settlement	-	-	-	-	129,031
Write-offs	-	-	-	-	(607,353)
Translation adjustment	-	-	-	-	(187,015)

Net Loss from Continuing Operations	(6,365)	(18,750)	(18,475)	(43,651)	(1,945,565)

Net Loss from Discontinued Operations	-	-	-	-	(193,075)

Net Loss For The Period	$(6,365)	$(18,750)	$(18,475)	$(43,651)	$(2,138,640)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	16,195,645	16,195,645	16,195,645	16,195,645

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION APRIL 1, 1999 TO DECEMBER 31
	2009	2008	2009	2008	2009
					(Note 1)

Net Loss For The Period	$(6,365)	$(7,327)	$(18,475)	$(43,651)	$(2,138,640)

Other Comprehensive Item
Foreign currency translation adjustment	-	-	-	-	4,542

Total Comprehensive Loss	$(6,365)	$(7,327)	$(18,475)	$(43,651)	$(2,134,098)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited – see Notice to Reader)

 (Stated in U.S. Dollars)

	NINE MONTHS ENDED DECEMBER 31,		CUMULATIVE FROM APRIL 1, 2005 TO DECEMBER
	2009	2008	31, 2009
			(Note 1)
Cash Flows (Used In) Provided By:
Operating Activities
Net loss for the period	$(18,475)	$(43,651)	$(2,138,640)
Adjustments for items not involving cash:
Deferred property costs written off	-	-	318,404
Forgiveness of debt	-	-	(145,450)
Gain on sale of mineral rights	-	-	(110,856)
Legal settlement	-	-	(129,031)
Write-offs	-	-	607,353
	(18,475)	(43,651)	(1,598,220)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	-	2,424	329,538
	(18,475)	(41,227)	(1,268,682)
Investing Activities
Mineral property acquisition	-	-	(207,545)
Other	-	-	(607,353)
	-	-	(814,898)
Financing Activities
Advances of loan payable and due to related parties	18,475	40,731	599,074
Common shares issued, net of issue costs			1,328,279
Other debt advances			145,450
	18,475	40,731	2,072,803
(Decrease) in Cash During the Period		(496)	(10,774)
Foreign currency translation adjustment	-	496	10,774

Net Cash Change During The Period	-	-	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$-	$-

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 2009

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
PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 2009

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
PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 2009

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

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited – see Notice to Reader)
(Note 1)
PERIOD FROM MARCH 31, 1999 TO DECEMBER 31, 2009

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Foreign exchange	-	-	-	9,532	9,532
Net loss for the year	-	-	(73,765)	-	(73,765)

Balance, March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Foreign exchange	-	-	-	818	818
Net loss for the year	-	-	(134,274)	-	(134,274)

Balance, March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Foreign exchange	-	-	-	-	-
Net loss for the year	-	-	(53,401)	-	(53,401)

Balance, March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Foreign exchange	-	-	-	-	-
Net loss for the period	-	-	(18,475)	-	(18,475)

Balance, December 31, 2009	16,195,645	$3,465,526	$(4,182,333)	$4,542	$(712,265)

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Accordingly, the cumulative figures disclosed in these financial statements are the aggregate of amounts since the Company became an SEC reporting entity, in US dollars, from April 1, 1999 to December 31, 2009.

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

The Company had no revenue and has incurred net losses aggregating $4,182,333.The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2009

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

 b)

Financial Instruments

The fair value of financial instruments includes accounts payable and accrued liabilities, and was estimated to approximate their carrying values because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and a significant portion of its liabilities at December 31, 2009 are denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)

Concentration of Credit Risk

The Company does not have any concentration of related financial credit risk.

3.

RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the nine month period ended December 31, 2009, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

Management fees with the Company’s sole officer and director in the amount of $20,250(2008 - $18,253).

The amounts due to related parties at December 31, 2009 and March 31, 2009 are to the following:

	December 31, 2009	March 31, 2009

. the Company’s sole officer and director	$159,560	$141,085
. significant shareholders	428,513	428,513
. other related party	17,236	17,236

	$605,309	$586,834

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

During the quarter ended December 31, 2009, the Company incurred a comprehensive net loss of approximately $ 6,365 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended December 31, 2009, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2009. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

By: /s/ Donald Perks

Donald Perks

Title: President, CEO, CFO

Principal Accounting Officer (PAO)