Form 10-K
period 2010-03-31
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

 (Mark One)

  X  .   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010.

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

No       .

As of September 30,2009, there were 16,195,645 shares of the issuer's common stock outstanding.  The aggregate market value of the shares of the issuer's voting stock held by non-affiliates  was $ 1,169,564 based the average of the bid and asked price as quoted on the OTC Pinksheets on September 30, 2009.  The sum excludes the  shares  held by  officers,  directors,  and  stockholders  whose  ownership exceeded 10% of the  outstanding  shares at March 31, 2009,  in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2010, there were 16,195,645 shares of the issuer’s common stock outstanding.

Global Immune Technologies, Inc.

FORM 10-K

March 31, 2010

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

Employees

As of March 31, 2010 the Company had no full-time employees.  Donald Perks is the Company’s sole officer and director.  Mr. Perks works on a part-time basis.

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

Item 1B.  Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2.

  Description of Property.

During the fiscal year ending March 31, 2010, office rent totaled $ NIL.  The office rent has been and will be treated as a capital administrative expense.

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

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2010	0.007	0.007
December 31, 2009	0.03	0.03
September 30, 2009	0.10	0.10
June 30, 2009	0.13	0.10
March 31, 2009	0.11	0.10

December 31, 2008	0.13	0.11
September 30, 2008	0.10	0.08
June 30, 2008	0.09	0.06
March 31, 2008	0.05	0.05

(a)

Holders.

Our company has approximately 31 record shareholders of its common stock as of March 31, 2010 holding 16,195,645 common shares. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders.

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

U.S. AND CANADIAN GAAP DIFFERENCES

The Company changed its financial reporting currency to the United States Dollar from the Canadian Dollar.  The operating statements for the fiscal year ended March 31, 2006 have been retroactively adjusted to reflect this change in reporting currency.  The financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with those of the US and are disclosed in note 2 to the audited financial statements of the Company for March 31, 2010 and 2009.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2010 AND 2009.

For the year ended March 31, 2010 the Company achieved sales revenues of $ NIL compared with sales revenues of $ NIL for the period ended March 31, 2010. The Company's net loss for the year was $61,020 in 2010 compared to net loss of $53,401 in 2009. As of the year ended March 31, 2010, the Company had an accumulated stockholders' deficiency of $(4,224,878).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2010 COMPARED WITH THE YEAR ENDED MARCH 31, 2009

The Company had no assets in 2009 and 2010.

The Company's overall liabilities increased to $ 754,810 in 2010 from $ 693,790 in 2009.

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

7A.  Quantitative And Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies

Item 8.

Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2010 and 2009 are attached hereto and form a material part of this Annual Report.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 28 2010, our former independent certified accountant Jorgensen & Co, Certified Public Accountants, of Bellevue, Washington resigned.  We engaged a replacement independent registered accountant firm named Donahue Associates, LLC, 27 Beach Road, Suite CO5A, Monmouth Beach, NJ 07750, as the Company’s new registered independent public accounting firm to audit the Company’s financial statements for the year ended March 31, 2010. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the reporting period, March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms.

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

We filed this annual report on Form 10-K for the fiscal year ending March 31, 2009 late.  We filed our quarterly reports on Forms 10-Q for the periods ending June 30, 2009, September 30, 2009 and December 31, 2009 late.  We had insufficient funds to pay for accounting.

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

$

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

$

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

$

Compliance with applicable governmental laws, rules and regulations,

$

The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

$

Accountability for adherence to the Code.

Item 11.  Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2010 and March 31, 2009.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Don Perks, Pres., CFO and Director (1)	2010 2009	24,456(1) 24,456(1)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	24,456 24,456

(1) Don Perks’ annual compensation was $CDN 30,000 or US$24,456.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2010.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Don Perks, Director	-0-	-0-	-0-	-0-

Director Compensation

The Company has not established any policy concerning director compensation.  No directors received any compensation during the fiscal year ended March 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2010. Beneficial Ownership of more than 5% based on 16,195,645 common shares.

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

Shareholder Name and Address	Number of Shares	Percentage Ownership
	Beneficially Owned	Beneficially Owned
	Common Shares	Common Shares
Azimuth Corporation(1)
1st Floor Chancery Court
Provenciales
Turks & Cacos Island	1,000,000	6.2%

Capital Associates(2)
Avenida Jaime III, 25 1st Floor B
Palma de Mallorca
Spain	2,500,000	15.4%

J&J Rentals, Inc.(3)
1st Floor Chancery Court
Provenciales
Turks & Cacos Island	1,000,000	6.2%

Note:

(1)Christian Leurweg, is the natural person who has voting and dispositive control of the shares owned by Azimuth Corporation.

(2)Alejandro Bellapert, is the natural person who has voting and dispositive control of the shares owned by Capital Associates.

(3)Bob Bandfield, is the natural person who has voting and dispositive control of the shares owned by J&J Rentals, Inc.

(b)   Security Ownership of Management.  Based on 16,195,645 shares as set forth in (a) above as of March 31, 2010.

Table 2.

(1)	(2)	(3)	(4)
Title of Class	Name and Address	Amount and Nature	Percent of Class
Common Stock	Donald Perks
45 Brown Street,
Sydney Mines, Nova Scotia
	Canada	-0-	-0-

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

Corporate offices were provided by Donald Perks, the Company’s sole officer and director for fiscal years 2010 and 2009.  For fiscal years 2010 and 2009, the office rent was not accounted for as a payable to Mr. Perks, but rather as additional paid in capital.

Donald Perks paid certain payables on behalf of the Company the net of $ NIL and $ NIL during the fiscal years ending March 31, 2010 and March 31, 2009, respectively, in order to settle outstanding Company obligations.

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

Item 14.

Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-10	Year End 3-31-09

Audit Fees	$7,500	$5,000
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total Fees	$7,500	$5,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2009.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

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

To our knowledge, the Company's principal accountant during the fiscal year ending March 31, 2010 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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

November 12, 2010

Global Immune Technologies, Inc.

/s/ Donald Perks

By:

Title: President

Chief Executive Officer (CEO)

Chief Financial Officer (CFO)

Principal Accounting Officer(PAO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 12, 2010

/s/ Donald Perks

Donald Perks, CEO, CFO,PAO Director

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of March 31, 2010, the Company's internal control over financial reporting is effective.

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

Monmouth Beach, NJ 07750

Tel. 732-229-7723

                          Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. as of March 31, 2010 and March 31, 2009 and the related statements of operations and changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. at March 31, 2010 and March 31, 2009, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donahue Associates LLC

Donahue Associates LLC

Monmouth Beach, New Jersey

September 16, 2010

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2010, March 31, 2009, and March 31, 2008

LIABILITIES & SHAREHOLDERS' DEFICIT	March 31, 2010	March 31, 2009	March 31, 2008

Current liabilities:
Accounts payable & accrued expenses	$143,036	$106,956	$106,956
Due to related parties	611,774	586,834	533,433
Total Current Liabilities	$754,810	$693,790	$640,389

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value 16,195,645 outstanding at March 31, 2010 and March 31, 2009	$3,465,526	$3,465,526	$3,465,526
Accumulated deficit- development stage	(4,224,878)	(4,163,858)	(4,110,457)
Accumulated comprehensive gain	4,542	4,542	4,542
Total Shareholders' Deficit	(754,810)	(693,790)	(640,389)

Total Liabilities & Shareholders' Deficit	$0	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2010, March 31, 2009, and March 31, 2008

and from April 1, 1999 to March 31, 2010

				From April 1, 1999
	March 31, 2010	March 31, 2009	March 31, 2008	to March 31, 2010

General & administrative expenses:
Management fees	$27,000	$26,685	$27,000	$167,383
Professional fees	36,080	17,400	97,796	444,822
Travel & entertainment	-	3,498	1,503	3,498
Transfer agent & filing fees	-	3,000	5,503	3,000
Foreign currency gain (loss)	(2,060)	2,818	-	758
Rent expense	-	-	-	74,177
General administration	-	-	-	312,934
Office supplies and sundry expenses	-	-	2,472	121,349
Consulting expense	-	-	-	125,498

Net loss before other income (expense)	(61,020)	(53,401)	(134,274)	(1,253,419)

Deferred expenses written off	-	-	-	(318,404)
Forgiveness of debt	-	-	-	145,450
Gain on sale of mineral rights	-	-	-	110,859
Legal settlement	-	-	-	129,031
Other write offs	-	-	-	(607,353)
Translation adjustment	-	-	-	(187,015)

Net loss from continuing operations	(61,020)	(53,401)	(134,274)	(1,980,851)

Net loss from discontinued operations	-	-	-	(193,075)

Net loss	$(61,020)	$(53,401)	$(134,274)	$(2,173,926)

Basic & diluted loss per share	$0.00	$0.00	$0.00

Weighted average of common shares outstanding	16,195,645	16,195,645	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2010, March 31, 2009, and March 31, 2008

and from April 1, 1999 to March 31, 2010

	March 31,	March 31,	March 31,	From April 1, 1999
	2010	2009	2008	to March 31, 2010
Operating activities:
Net loss	$(61,020)	$(53,401)	$(134,274)	$(2,173,926)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting fees & services expense	-	-	-	89,371
Translation adjustment	-	-	818	187,015

Accounts payable	36,080	-	88,792	143,036
Due to related parties	24,940	53,401	44,664	611,774
Net cash used by operations	-	-	-	(1,142,730)

Financing activities:
Private placement	-	-	-	229,775
Stock options exercised	-	-	-	450,508
Debentures converted	-	-	-	165,477
Net cash provided by financing activities	-	-	-	845,760

Net increase (decrease) in cash during the period	-	-	-	(296,970)

Cash balance at beginning of fiscal period	-	-	-	296,970

Cash balance at end of fiscal period	$-	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid during the year	$-	$-	$-	$-
Income taxes paid during the year	$-	$-	$-	$-

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Deficit

From April 1, 1999 to March 31, 2010

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$-	$86,295

Exchanged shares for debt	838,679	108,302	-	-	108,302
Private placement	1,000,000	210,532	-	-	210,532
Stock options exercised	2,563,474	399,260	-	-	399,260
Net loss for the fiscal year	-	-	(563,508)	-	(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	($2,614,460)	-	$240,881

Net loss for the fiscal year	-	-	(253,077)	-	(253,077)

Balance at March 31, 2001	7,431,568	2,855,341	(2,867,537)	-	(12,196)

Reverse stock split (5 for 1)	(5,945,252)	-	-	-	-
Stock options exercised	497,329	51,248	-	-	51,248
Private placement	150,000	19,242	-	-	19,242
Issued shares for acquisition	2,675,000	1	-	-	1
Issued shares for assignment of agreement	2,000,000	175,098	-	-	175,098
Exchanged shares for debt	400,000	10,262	-	-	10,262
Debentures converted to shares	6,450,000	165,477	-	-	165,477
Net loss for the fiscal year	-	-	(613,406)	-	(613,406)

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$-	$(204,274)

Issued stock for services	137,000	8,485	-	-	8,485
Net loss for the fiscal year	-	-	(79,105)	-	(79,105)

Balance at March 31, 2003	13,795,645	3,285,154	(3,560,048)	-	(274,894)

Issued stock for services	2,400,000	55,430	-	-	55,430
Net loss for the fiscal year	-	-	(106,831)	-	(106,831)

Balance at March 31, 2004	16,195,645	3,340,584	(3,666,879)	-	(326,295)

Net loss for the fiscal year	-	-	(140,582)	-	(140,582)
Currency translation adjustment	-	99,486	-	(1,790)	97,696

Balance at March 31, 2005	16,195,645	3,440,070	(3,807,461)	(1,790)	(369,181)

Contribution of services	-	25,456	-	-	25,456
Net loss for the fiscal year	-	-	(94,957)	-	(94,957)
Currency translation adjustment	-	-	-	(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	3,465,526	(3,902,418)	(5,808)	(442,700)

Net loss for the fiscal year	-	-	(73,765)	-	(73,765)
Currency translation adjustment	-	-	-	9,532	9,532

Balance at March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Net loss for the fiscal year	-	$-	$(134,274)	$-	$(134,274)
Currency translation adjustment	-	-	-	818	818

Balance at March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Net loss for the fiscal year	-	-	(53,401)	-	(53,401)

Balance at March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Net loss for the fiscal year	-	-	(61,020)	-	(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and March 31, 2009

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

Fair Values of Financial Instruments- The fair value of financial instruments includes accounts payable and accrued liabilities, and is estimated to approximate their carrying values at March 31, 2010 and March 31, 2009.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

Basic and Diluted Net Income (Loss) Per Share- Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the years. Diluted net income (loss) per share gives effect to all potentially dilutive common shares equivalents outstanding during the years.

The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares are outstanding for the years ended March 31, 2010 and March 31, 2009.

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

Recent Accounting Pronouncements-

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position of the Company.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position of the Company.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855, did not have a material affect on the Company’s financial position.

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

3. Income Taxes

Provision for income taxes is comprised of the following:	31-Mar-10	31-Mar-09

Net loss	$(61,020)	$(53,401)

Current tax expense:
Federal	$-	$-
State	-	-
Total	-	-

Less deferred tax benefit:
Timing differences	(461,646)	(440,899)
Allowance for recoverability	461,646	440,899
Provision for income taxes	$-	$-

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	-34%
Less allowance for tax recoverability	-44%	0%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$461,646	$440,899
Allowance for recoverability	(461,646)	(440,899)
Deferred tax benefit	$-	$-

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

In addition, at March 31, 2010, the Company had approximately $744,000 (expressed in U.S. dollars) of unused Canadian net operating loss carry-forwards for Canadian income tax purposes, which expire fully by 2030.

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

4. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it at March 31, 2010.

Related Party Transactions

During the year ended March 31, 2010, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.  The exchange amount is negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The amounts due to related parties at March 31, 2010 and 2009 are to the following:

	2010	2009

the Company’s sole officer and director	$166,025	$141,085
significant shareholders	428,513	428,513
another related party	17,236	17,236

	$611,774	$586,834

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

8. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2010 through the date of this report and found no material subsequent events reportable during this period.