Form 10-Q
period 2010-06-30
Global Immune Technologies Inc.
filed 2010-11-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2010 we had 16,195,645 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

 (Stated in U.S. Dollars)

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2010	2010

ASSETS

Total Assets	$-	$-

LIABILITIES

Current
Accounts payable and accrued liabilities	$143,036	$143,036
Due to related parties	623,660	611,774
Total Liabilities	766,696	754,810

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
500,000,000 common shares no par value
Issued and outstanding:
16,195,645 common shares at June 30, 2010 and March 31, 2010	3,465,526	3,465,526
Accumulated Deficit	(4,236,764)	(4,224,878)
Accumulated Other Comprehensive Gain	4,542	4,542
Total Stockholders’ Deficiency	$(766,696)	$(754,810)

Total Liabilities and Stockholders’ Deficiency	$-	$-

Commitments And Contractual Obligations (Note 5)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

THREE MONTHS ENDED JUNE 30			CUMULATIVE FROM APRIL 1, 1999
2010		2009	TO JUNE 30, 2010
			(Note 1)

Revenue	$-	$-	$-

General and Administrative Expenses
Management fees	7,500	6,750	181,633
Professional fees	-	-	454,872
Travel and entertainment	-	-	3,498
Transfer and filing fees	4,656	-	7,656
Foreign exchange (gain) loss	(270)	(875)	488
Rent	-	-	74,177
General and sundry	-	-	306,184
Office and administrative	-	-	118,605
Consulting	-	-	125,498
	11,886	5,875	1,272,561

Net Loss before Other Income (Expenses)	(11,886)	(5,875)	(1,272,561)

Other Income (Expenses)
Deferred property costs written off	-	-	(318,404)
Forgiveness of debt	-	-	145,450
Gain on sale of mineral rights	-	-	110,859
Legal settlement	-	-	129,031
Write-offs	-	-	(607,353)
Translation adjustment	-	-	(187,015)

Net Loss from Continuing Operations	(11,886)	(5,875)	(1,999,996)

Net Loss from Discontinued Operations	-	-	(193,075)

Net Loss For The Period	$(11,886)	(5,875)	(2,193,071)

Basic And Diluted Loss Per Share	$0.00	$0.00	$0.00

Weighted Average Number Of Common Shares Outstanding	16,195,645	16,195,645

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		CUMULATIVE FROM APRIL 1, 1999
	2010	2009	TO JUNE 30, 2010 (Note 1)

Net Loss for the Period	$(11,886)	$(5,875)	$(2,193,071)

Other Comprehensive Item:
Foreign currency translation adjustment	-	-	4,542

Total Comprehensive Loss	$(11,886)	$(5,875)	$(2,188,529)

The accompanying notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 (Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		CUMULATIVE FROM APRIL 1, 1999
	2010	2009	TO JUNE 30, 2010
			(Note 1)

Cash Flows (Used In) Provided By:

Operating Activities
Net loss for the period	$(11,886)	(5,875)	(2,193,071)
Adjustments for items not involving cash:
Deferred property costs written off	-	-	318,404
Forgiveness of debt	-	-	(145,450)
Gain on sale of mineral rights	-	-	(110,859)
Legal settlement	-	-	(129,031)
Write-offs	-	-	607,353
	(11,886)	(5,875)	(1,652,654)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	-	-	371,856
	(11,886)	(5,875)	(1,280,798)
Investing Activities
Mineral property acquisition	-	-	(207,545)
Other	-	-	(607,353)
	-	-	(814,898)
Financing Activities
Advances of loans, including from related parties	11,886	5,875	617,425
Common shares issued, net of issue costs	-	-	1,328,279
Other debt advances	-	-	145,450
	11,886	5,875	2,091,154
(Decrease) in Cash During the Period	-	-	(4,542)
Foreign currency translation adjustment	-	-	4,542

Net Cash (Used) During The Period	-	-	-

Cash, Beginning Of Period	-	-	-

Cash, End Of Period	$-	$-	$-

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2010

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$-	$86,295

Shares for debt	838,679	108,302	-	-	108,302
Private placement	1,000,000	210,532	-	-	210,532
Stock options	989,000	170,618	-	-	170,618
Warrants exercised	785,000	126,691	-	-	126,691
Special warrants exercised	789,474	101,951	-	-	101,951
Net loss from continuing operations	-	-	(172,556)	-	(172,556)
Net loss from discontinued operations	-	-	(72,548)	-	(72,548)
Deferred property costs written off	-	-	(318,404)	-	(318,404)

Balance, March 31, 2000	7,431,568	2,855,341	(2,614,460)	-	240,881

Net loss from continuing operations	-	-	(132,550)	-	(132,550)
Net loss from discontinued operations	-	-	(120,527)	-	(120,527)

Balance, March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$-	$(12,196)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2010

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$-	$(12,196)

Share consolidation on a 5 for 1 basis	(5,945,252)	-	-	-	-
Stock options	497,329	51,248	-	-	51,248
Private placement	150,000	19,242	-	-	19,242
Shares for acquisition	2,675,000	1	-	-	1
Shares for assignment of agreement	2,000,000	175,098	-	-	175,098
Shares for debt	400,000	10,262	-	-	10,262
Convertible debentures	6,450,000	165,477	-	-	165,477
Net loss for the year	-	-	(613,406)	-	(613,406)

Balance, March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	-	(204,274)

Exercise of stock options (proceeds in payment of accounts payable and services provided)	137,000	8,485	-	-	8,485
Net loss for the year	-	-	(79,105)	-	(79,105)

Balance, March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$-	$(274,894)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)

PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2010

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$-	$(274,894)

Shares for services	2,400,000	55,430	-	-	55,430
Net income for the year	-	-	(106,831)	-	(106,831)

Balance, March 31, 2004	16,195,645	3,340,584	(3,666,879)	-	(326,295)

Net income for the year	-	-	46,433	-	46,433
Translation adjustment	-	99,486	(187,015)	(1,790)	(89,319)

Balance, March 31, 2005	16,195,645	3,440,070	(3,807,461)	(1,790)	(369,181)

Foreign exchange	-	-	-	(4,018)	(4,018)
Contribution of services	-	25,456	-	-	25,456
Net loss for the year	-	-	(94,957)	-	(94,957)

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)
PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2010

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Foreign exchange	-	-	-	9,532	9,532
Net loss for the year	-	-	(73,765)	-	(73,765)

Balance, March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Foreign exchange	-	-	-	818	818
Net loss for the year	-	-	(134,274)	-	(134,274)

Balance, March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Foreign exchange	-	-	-	-	-
Net loss for the year	-	-	(53,401)	-	(53,401)

Balance, March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Net loss for the year	-	-	(61,020)	-	(61,020)

Balance, March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

GLOBAL IMMUNE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
(Unaudited)
(Note 1)
PERIOD FROM MARCH 31, 1999 TO JUNE 30, 2010

	COMMON			CUMULATIVE
	SHARES	PAID-IN	ACCUMULATED	TRANSLATION
	OUTSTANDING	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

Balance, March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Net loss for the period	-	-	(11,886)	-	(11,886)

Balance, June 30, 2010	16,195,645	$3,465,526	$(4,236,764)	$4,542	$(766,696)

The accompany notes are an integral part of these financial statements.

GLOBAL IMMUNE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Accordingly, the cumulative figures disclosed in these financial statements are the aggregate of amounts since the Company became an SEC reporting entity, in US dollars, from April 1, 1999 to June 30, 2010.

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

June 30, 2010

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The Company had no revenue and has incurred net losses aggregating $4,236,764.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing.  Management has plans to seek additional capital through debt, and private and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited interim financial statements as of and for the three months ended June 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s March 31, 2010 Form 10-K.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s March 31, 2010 financial statements, have been omitted.  The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results for the entire year ending March 31, 2011.

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

June 30, 2010

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

June 30, 2010

(Unaudited)

(Stated in U.S. Dollars)

3.

RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three month period ended June 30, 2010, the Company had the following transactions with related parties in the normal course of business. Related party transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

Management fees with the Company’s sole officer and director in the amount of $7,500 (2009 - $6,750).

The amounts due to related parties at June 30, 2010 and March 31, 2010 are to the following:

	June 30, 2010	March 31, 2010

. the Company’s sole officer and director	$173,255	$166,025
. significant shareholders	433,169	428,513
. another related party	17,236	17,236

	$623,660	$611,774

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

During the quarter ended June 30, 2010, the Company incurred a comprehensive net loss of approximately $ 11,886 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2010, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2010. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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