Form 10-Q
period 2010-09-30
Global Immune Technologies Inc.
filed 2010-12-09
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2010 we had 16,195,645 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of September 30, 2010 and March 31, 2010

LIABILITIES & SHAREHOLDERS' DEFICIT	30-Sep-10	31-Mar-10

Current liabilities:
Accounts payable & accrued expenses	$143,036	$143,036
Due to related parties	631,548	611,774
Total Current Liabilities	$774,584	$754,810

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value
16,195,645 outstanding at September 30, 2010 and March 31, 2010	$3,465,526	$3,465,526
Accumulated deficit- development stage	(4,244,652)	(4,224,878)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(774,584)	(754,810)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Six Months and Quarters Ended September 30, 2010

And September 30, 2009

(Unaudited)

					From April 1, 1999 to
	6 Months	6 Months	3 Months	3 Months	September 30,
	30-Sep-10	30-Sep-09	30-Sep-10	30-Sep-09	2010

General & administrative expenses:
Management fees	$15,000	$13,500	$7,500	$6,750	$182,383
Professional fees	0	0	0	0	444,822
Travel & entertainment	0	0	0	0	3,498
Transfer agent & filing fees	4,656	0	0	0	7,656
Foreign currency gain (loss)	0	(1,390)	0	(515)	758
Rent expense	0	0	0	0	74,177
General administration	118	0	0	0	313,052
Office supplies and sundry expenses	0	0	0	0	121,349
Consulting expense	0	0	0	0	125,498

Net loss before other income (expense)	(19,774)	(12,110)	(7,500)	(6,235)	(1,273,193)

Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	(19,774)	(12,110)	(7,500)	(6,235)	(2,000,625)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(19,774)	$(12,110)	$(7,500)	$(6,235)	$(2,193,700)

Basic & diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding	16,195,645	16,195,645	16,195,645	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended September 30, 2010 and September 30, 2009

(Unaudited)

			From April 1, 1999
	30-Sep-10	30-Sep-09	to March 31, 2010
Operating activities:
Net loss	$(19,774)	$(12,110)	$(2,193,700)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting fees & services expense	0	0	89,371
Translation adjustment	0	0	187,015
Accounts payable	0	0	143,036
Due to related parties	19,774	12,110	631,548
Net cash used by operations	0	0	(1,142,730)

Financing activities:
Private placement	0	0	229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	0	0	(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Changes in Shareholder Deficit

From April 1, 1999 to September 30, 2010

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302	0	0	108,302
Private placement	1,000,000	210,532	0	0	210,532
Stock options exercised	2,563,474	399,260	0	0	399,260
Net loss for the fiscal year	0	0	(563,508)	0	(563,508)

Balance at March 31, 2000	7,431,568	2,855,341	(2,614,460)	0	240,881

Net loss for the fiscal year	0	0	(253,077)	0	(253,077)

Balance at March 31, 2001	7,431,568	2,855,341	(2,867,537)	0	(12,196)

Reverse stock split (5 for 1)	(5,945,252)	0	0	0	0
Stock options exercised	497,329	51,248	0	0	51,248
Private placement	150,000	19,242	0	0	19,242
Issued shares for acquisition	2,675,000	1	0	0	1
Issued shares for assignment of agreement	2,000,000	175,098	0	0	175,098
Exchanged shares for debt	400,000	10,262	0	0	10,262
Debentures converted to shares	6,450,000	165,477	0	0	165,477
Net loss for the fiscal year	0	0	(613,406)	0	(613,406)

Balance at March 31, 2002	13,658,645	3,276,669	(3,480,943)	0	(204,274)

Issued stock for services	137,000	8,485	0	0	8,485
Net loss for the fiscal year	0	0	(79,105)	0	(79,105)

Balance at March 31, 2003	13,795,645	3,285,154	(3,560,048)	0	(274,894)

Issued stock for services	2,400,000	55,430	0	0	55,430
Net loss for the fiscal year	0	0	(106,831)	0	(106,831)

Balance at March 31, 2004	16,195,645	3,340,584	(3,666,879)	0	(326,295)

Net loss for the fiscal year	0	0	(140,582)	0	(140,582)
Currency translation adjustment	0	99,486	0	(1,790)	97,696

Balance at March 31, 2005	16,195,645	3,440,070	(3,807,461)	(1,790)	(369,181)

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Contribution of services	0	25,456	0	0	25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment	0	0	0	(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	3,465,526	(3,902,418)	(5,808)	(442,700)

Net loss for the fiscal year	0	0	(73,765)	0	(73,765)
Currency translation adjustment	0	0	0	9,532	9,532

Balance at March 31, 2007	16,195,645	3,465,526	(3,976,183)	3,724	(506,933)

Net loss for the fiscal year	0	0	(134,274)	0	(134,274)
Currency translation adjustment	0	0	0	818	818

Balance at March 31, 2008	16,195,645	3,465,526	(4,110,457)	4,542	(640,389)

Net loss for the fiscal year	0	0	(53,401)	0	(53,401)

Balance at March 31, 2009	16,195,645	3,465,526	(4,163,858)	4,542	(693,790)

Net loss for the fiscal year	0	0	(61,020)	0	(61,020)

Balance at March 31, 2010	16,195,645	3,465,526	(4,224,878)	4,542	(754,810)

Net loss for the period	0	0	(19,774)	0	(19,774)

Balance at September 30, 2010	16,195,645	$3,465,526	$(4,244,652)	$4,542	$(774,584)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Six Months Ended September 30, 2010 and September 30, 2009

1.  Organization of the Company and Significant Accounting Principles

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

Use of Estimates- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include.  Actual results may differ from these estimates.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

2.  Going Concern Discussion

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  The Company has no cash and relies upon the support of certain shareholders to pay its bills.  The Company has incurred net losses since its inception and currently has no revenues to support its operations.

These factors raise doubt as to the Company’s ability to continue as a going concern.  Currently management has no plans to remediate the going concern situation.

3.  Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

4.  Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Sep-10	31-Mar-10

Don Perks- President	$180,755	$166,025
Arcas Corp Mgt- shareholder	394,536	389,492
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$631,548	$611,774

5.  Commitments and Contingencies

The Company has agreed to pay its President and sole director a management fee of approximately $2,500 per month.  No payments have been paid to date and this is recorded as an accrual due to an officer.

6.  Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-10	30-Sep-09

Net loss	$(19,774)	$(12,110)

Current tax expense:
Federal	0	0
State	0	0
Total	0	0

Less deferred tax benefit:
Timing differences	(1,438,155)	(1,428,826)
Allowance for recoverability	1,438,155	1,428,826
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,438,155	$1,428,826
Allowance for recoverability	(1,438,155)	(1,428,826)
Deferred tax benefit	$0	$0

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

5.

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

During the quarter ended September 30, 2010, the Company incurred a comprehensive net loss of approximately $7,500 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended September 30, 2010, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures  are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed,  summarized and reported  within  required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman  and the Chief  Financial  Officer  concluded  that our  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's period SEC filings.  We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2010. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

Prior to February 28, 2006, Global Immune Technologies, Inc. was a corporation organized under the laws of British Columbia, Canada.  On February 28, 2006, the Company changed its corporate domicile to the State of Wyoming.  The British Columbia corporation was formally dissolved September 2, 2006.

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

On March 5, 2007, the Company received a Cease Trade Order (CTO) from the Alberta Securities Commission,(the "ASC") which was limited to the Province of Alberta, Canada, for not filing annual audited financial statements for the year ended March 31, 2006, interim unaudited financial statements for the interim periods ended December 31, 2005, September 30, 2006, September 30, 2006 and December 31, 2006.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS.  The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

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

Dated: December 8, 2010

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/Donald Perks

   Donald Perks

   Title: President, CEO, CFO

   Principal Accounting Officer (PAO)

22