Form 10-Q
period 2010-12-31
Global Immune Technologies Inc.
filed 2011-02-15
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending December 31, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 2010 we had 16,195,645 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Removed and Reserved

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of December 31, 2010 and March 31, 2010

LIABILITIES & SHAREHOLDERS' DEFICIT	31-Dec-10	31-Mar-10

Current liabilities:
Accounts payable & accrued expenses	$143,036	$143,036
Due to related parties	659,886	611,774
Total Current Liabilities	$802,922	$754,810

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value
16,195,645 outstanding at December 31, 2010 and March 31, 2010	$3,465,526	$3,465,526
Accumulated deficit- development stage	(4,272,990)	(4,224,878)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(802,922)	(754,810)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Nine Months and Quarters Ended December 31, 2010

And December 31, 2009

(Unaudited)

	9 Months 31-Dec-10	9 Months 31-Dec-09	3 Months 31-Dec-10	3 Months 31-Dec-09	From April 1, 1999 to December 31, 2010

General & administrative expenses:
Management fees	$22,500	$20,250	$7,500	$6,750	$189,883
Professional fees	20,838	0	20,838	0	465,660
Travel & entertainment	0	0	0	0	3,498
Transfer agent & filing fees	4,656	0	0	0	7,656
Foreign currency gain (loss)	0	(1,775)	0	(385)	758
Rent expense	0	0	0	0	74,177
General administration	118	0	0	0	313,052
Office supplies and sundry expenses	0	0	0	0	121,349
Consulting expense	0	0	0	0	125,498

Net loss before other income (expense)	(48,112)	(18,475)	(28,338)	(6,365)	(1,301,531)

Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	(48,112)	(18,475)	(28,338)	(6,365)	(2,028,963)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(48,112)	$(18,475)	$(28,338)	$(6,365)	$(2,222,038)

Basic & diluted loss per share	0.00	0.00	0.00	0.00

Weighted average of common shares outstanding	16,195,645	16,195,645	16,195,645	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended December 31, 2010 and December 31, 2009

(Unaudited)

	31-Dec-10	31-Dec-09	From April 1, 1999to December 31, 2010
Operating activities:
Net loss	$(48,112)	$(18,475)	$(2,222,038)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting fees & services expense	0	0	89,371
Translation adjustment	0	0	187,015
Accounts payable	0	0	143,036
Due to related parties	48,112	18,475	659,886
Net cash used by operations	0	0	(1,142,730)

Financing activities:
Private placement	0	0	229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	0	0	(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Changes in Shareholder Deficit

From April 1, 1999 to September 30, 2010

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302	-	-	108,302
Private placement	1,000,000	210,532	-	-	210,532
Stock options exercised	2,563,474	399,260	-	-	399,260
Net loss for the fiscal year	-	-	(563,508)	-	(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year	-	-	(253,077)	-	(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)	-	-	-	0
Stock options exercised	497,329	51,248	-	-	51,248
Private placement	150,000	19,242	-	-	19,242
Issued shares for acquisition	2,675,000	1	-	-	1
Issued shares for assignment of agreement	2,000,000	175,098	-	-	175,098
Exchanged shares for debt	400,000	10,262	-	-	10,262
Debentures converted to shares	6,450,000	165,477	-	-	165,477
Net loss for the fiscal year	-	-	(613,406)	-	(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485	-	-	8,485
Net loss for the fiscal year	-	-	(79,105)	-	(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430	-	-	55,430
Net loss for the fiscal year	-	-	(106,831)	-	(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year	-	-	(140,582)	-	(140,582)
Currency translation adjustment	-	99,486	-	(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common	Paid	Stage	Comprehensive
	Shares	In Capital	Deficit	Income	Total

Contribution of services	-	25,456	-	-	25,456
Net loss for the fiscal year	-	-	(94,957)	-	(94,957)
Currency translation adjustment	-	-	-	(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)
	-	-	-	-
Net loss for the fiscal year	-	-	(73,765)	-	(73,765)
Currency translation adjustment	-	-	-	9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year	-	-	(134,274)	-	(134,274)
Currency translation adjustment	-	-	-	818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year	-	-	(53,401)	-	(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year	-	-	(61,020)	-	(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Net loss for the period	-	-	(48,112)	-	(48,112)

Balance at December 31, 2010	16,195,645	$3,465,526	$(4,272,990)	$4,542	$(802,922)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended December 31, 2010 and December 31, 2009

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

4. Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Dec-10	31-Mar-10

Don Perks- President	$$188,255	$$166,025
Arcas Corp Magt- shareholder	415,374	389,492
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$$659,886	$$611,774

5. Commitments and Contingencies

The Company has agreed to pay its President and sole director a management fee of approximately $2,500 per month. No payments have been paid to date and this is recorded as an accrual due to an officer.

6. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-10	31-Dec-09

Net loss	$(48,112)	(18,475)

Current tax expense:
Federal	$0	0
State	0	0
Total	$0	0

Less deferred tax benefit:
Timing differences	(1,447,790)	(1,430,990)
Allowance for recoverability	1,447,790	1,430,990
Provision for income taxes	$0	0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,447,790	1,430,990
Allowance for recoverability	(1,447,790)	(1,430,990)
Deferred tax benefit	$0	0

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

During the quarter ended December 31, 2010, the Company incurred a comprehensive net loss of approximately $ 28,338 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

From our inception through the period ended December 31, 2010, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2009. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

The Company's common stock has been quoted Over-the-Counter on the OTC BB the Pink Sheets and recently the OTC QB. The Company's shares are not quoted on any Canadian market.

The Company has 17 British Columbia and 1 Alberta shareholder on its shareholder's list.

Foreign Regulatory: Canada

On August 11, 2005, the Company's predecessor, Global Immune Technologies, Inc., then a company organized under the laws of British Columbia, Canada, received a Cease Trade Order (CTO) from the British Columbia Securities Commission, (the "BCSC"), which was limited to the Province of British Columbia, Canada, for not filing comparative financial statements for its financial year ended March 31, 2005 as required under Part 4 of National Instrument 51-102 Continuous Disclosure Obligations, and had not filed Form 51-102F1 Management's Discussion and Analysis for the periods ended December 31, 2004 and March 31, 2005, as required by Part 5 of NI 51-102.

On March 5, 2007, the Company received a Cease Trade Order (CTO) from the Alberta Securities Commission,(the "ASC") which was limited to the Province of Alberta, Canada, for not filing annual audited financial statements for the year ended March 31, 2006, interim unaudited financial statements for the interim periods ended December 31, 2005, June 30, 2006, December 31, 2006 and December 31, 2006.

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

Dated: February 15, 2011

GLOBAL IMMUNE TECHNOLOGIES, INC.

By: /s/ Donald Perks

Donald Perks

Title: President, CEO, CFO

Principal Accounting Officer (PAO)