Form 10-K
period 2011-03-31
Global Immune Technologies Inc.
filed 2012-10-24
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.

(Name of registrant as specified in its Charter)

Wyoming	98-05327255
(State of Incorporation)	(IRS Employer Identification No.)

2809 Great Northern Loop, Suite 100, Missoula, MT	59808-1749
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	406-322-3844

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

Indicate by check  mark whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No   ☒

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐  Accelerated file ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐

No ☒

As of September 30, 2012, there were 23,890,153 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $163,760 based the average of the bid and asked price as quoted on the OTC Markets Pink Sheet tier on September 30, 2012. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2011, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2011, there were 23,890,153 shares of the issuer’s common stock outstanding.

Global Immune Technologies, Inc.

FORM 10-K

March 31, 2011

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

On December 20th , 2010, the Company entered into an agreement by and between MID ATLANTIC CAPITAL ASSOCIATES SL, a Spanish company (the “Assignor”) Assignor is the legal and beneficial owner of an Agreement dated 11 October 2010 with an addendum dated 24 November 2010 both made with INSTITUTE FOR APPLIED TECHNOLOGY, (“IAT”) of Germany and owner and developer of certain solar energy collector technology and related inventions and products and know-how and patents pending; Consideration for assignment of the Agreement shares of Company Common Stock (the “Shares”) were paid to Assignor the sum of 1,000,000 Shares; IAT was to give a license regarding the Technology to RENON GmbH, a recently formed wholly-owned subsidiary of IAT as part of the consideration for share issuance of 92,000,000 to IAT.

On March 20, 2012 the agreement for a joint venture was cancelled along with cancellation of the 92,000,000 common shares issued for the purchase and JV.

(c)

Current Business of the Issuer

Global Immune Technologies, Inc. is a Development Stage Company emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new order items via the Internet. Items are packed in individual portions at our food processing plants and frozen for freshness. We offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

Global Immune Technologies, Inc. will form a joint-venture company as a master licensee of SRC from Montreal, Quebec and be the licensor to America. The Company will invest in marketing and food distribution facilities to mirror the licensor in Quebec. The Montreal company can been viewed on http://www.srcfoods.ca/index.php/en/ The Company holds no interest in the Montreal operation. Company management is aware of opportunities for investment in Vermont, Florida, Texas and in several of the major US markets. Acquisitions and operations will be conducted by experienced and skilled managers.

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

(d)

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

Employees

As of March 31, 2011 the Company had no full-time employees. Donald Perks is the Company’s sole officer and director. Mr. Perks works on a part-time basis. Mr. Perks resigned as director and was acting-president since March 2012.

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

LIMITED MARKET DUE TO PENNY STOCK

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuses. These patterns include: - Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT. The Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the business investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.

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

NO PUBLIC MARKET EXISTS. There is currently no public market for the Company’s common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

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

Item 1B. Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2. Description of Property.

During the fiscal year ending March 31, 2011, office rent totaled $ NIL. The office rent has been and will be treated as a capital administrative expense.

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

The Company's common stock has been quoted Over-the-Counter on the Pink Sheets. The Company's shares are not quoted on any Canadian market.

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

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 removing the Cease Trade Order in British Columbia and Alberta.

Item 4.

  Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU and the OTC Markets Pink Sheets tier and will be quoted on the OTC Markets QB tier once all delinquent reports are filed. Table 1 sets forth the high and low sale information for fiscal years 2011 and 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2011	0.29	0.007
December 31, 2010	0.14	0.0375

September 30, 2010	0.10	0.10

June 30, 2010	0.29	0.045
March 31, 2010	0.025	0.007

December 31, 2009	0.05	0.02

September 30, 2009	0.10	0.03

June 30, 2009	0.11	0.06

March 31, 2009	0.11	0.06

(a)

Holders.

Our company has approximately 45 record shareholders of its common stock as of March 31, 2011 holding 23,890,153 common shares. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders estimated at 245.

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

U.S. AND CANADIAN GAAP DIFFERENCES

The Company changed its financial reporting currency to the United States Dollar from the Canadian Dollar.  The operating statements for the fiscal year ended March 31, 2006 have been retroactively adjusted to reflect this change in reporting currency.  The financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with those of the US and are disclosed in the audited financial statements of the Company for March 31, 2011 and 2010.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2011 AND 2010.

For the year ended March 31, 2011 the Company achieved sales revenues of $ NIL compared with sales revenues of $ NIL for the period ended March 31, 2010. The Company's net loss for the year was $172,433 in 2011 compared to net loss of $61,020 in 2010. As of the year ended March 31, 2011, the Company had an accumulated stockholders' deficiency of $(4,397,311).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2011 COMPARED WITH THE YEAR ENDED MARCH 31, 2010

The Company had no assets in 2010 and 2011.

The Company's overall liabilities increased to $850,298 in 2011 from $ 754,810 in 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS: None

7A. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies

Item 8. Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2011 and 2010 are attached hereto and form a material part of this Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 28 2010, our former independent certified accountant Jorgensen & Co, Certified Public Accountants, of Bellevue, Washington resigned.  We engaged a replacement independent registered accountant firm named Donahue Associates, LLC, 27 Beach Road, Suite CO5A, Monmouth Beach, NJ 07750, as the Company’s new registered independent public accounting firm to audit the Company’s financial statements for the year ended March 31, 2011. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the reporting period, March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

We filed this annual report on Form 10-K for the fiscal year ending March 31, 2011 late. We filed our quarterly reports on Forms 10-Q for the periods ending June 30, 2010, September 30, 2010 and December 31, 2010 late. We had insufficient funds to pay for accounting.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the officers and directors of the Global Immune Technologies, Inc.

(a) Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME	AGE	POSITION	Term of Office

Donald L. Perks	60	President, CEO,CFO, Director	8/15/05-March 20,2012
Alejandro Bellapart-Heine, Esq.	41	Director, VP Global Operations	April 20, 2011 –Present
Uwe Vincenz	50	Director	March 2011-3/20/2012
Christoph Ehses	44	Director	March 2011-3/20/2012
Gerd A. Schroth	65	Director	May 9, 2011-3/20/2012

Donald L. Perks: President, CEO, CFO, Director - elected at AGM September 17, 2003 - resigned May 9, 2005 - reappointed August 15, 2005 and resigned in March 2012.

Subsequent Officers and Directors
Name	Age	Position

Serge Talon	65	Director (Chairman), President & CEO

Jeffrey R. Bruhjell	57	Director, CFO/Corporate Secretary

Alejandro Bellapart-Heine, Esq.	41	Director

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On March 20, 2012 at a Meeting of the Board of Directors, the meeting accepted the resignation of four directors, Donald L. Perks, Uwe Vincenz, Christoph Ehses and Gerd Schroth leaving Alejandro Bellapart the sole director and Donald L. Perks the acting president.

On May 23, 2012 at a meeting of the Board of Directors sole director Alejandro Bellapart elected Jeffrey R. Bruhjell director and appointed him president, CEO, Secretary & CFO. Mr. Perks stepped down as Acting President. The size of the Board of Directors is now two.

On September 17, 2012 at a meeting of the Board of Directors, the meeting elected Mr. Serge Talon as director and appointed him president & CEO and Mr. Bruhjell Secretary & CFO. The size of the Board of Directors is now three.

Neither Mr. Bellapart, Mr. Bruhjell or Mr. Talon will be paid for their services as directors at this time.

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

Born in Quebec, Serge Talon joined the US Army and served in Viet Nam during the 1960’s. Mr. Talon earned a naturalized US citizenship for his service. He lived in Colorado for a time after returning from overseas service and then took employment with Scotia Bank for a decade. He has been an entrepreneur in many business ventures. Serge has a home in Hollywood, FL and plans to oversee the operations there personally.

Mr. Bruhjell worked for a decade as a stockbroker in various firms in his native Minneapolis. He studied business and accounting at the University of Minnesota along with film making courses, and he did a financial science course at Eastern Michigan University. Mr. Bruhjell ran a small oil & gas production company based in Dallas, Texas in the late 1980’s. As a financier he has helped fund and organize many varied companies in most of the sectors in industry. Medical technology companies and high-tech computer firms along with natural resource ventures were common place for him. Jeffrey headed companies that drilled mining claims for samples and reworked oil or natural gas properties for income streams. He has served as a principal officer or director of several public companies is known for his expertise in regulatory compliance.

Born in Krefeld, Germany, of a German mother and Spanish father, Alejandro Bellapart grew up and was educated in Mallorca, apart from a pre-university year in Boston. He obtained his Law degree in the Balearic University, after which he worked for a year as a junior solicitor in two Frankfurt and Hamburg law offices before becoming a junior partner in Bufete Bellapart, his father’s practice for over 30 years.

Of course he is fully at home both in English and in German, while always holding fast to local traditions and customs, for, like a true Majorcan he has no difficulty reconciling his diverse ancestry with belonging wholeheartedly to his island home.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section  16(a) of the  Securities  Exchange Act of 1934 requires the  Company's directors  and  executive  officers, and  persons  who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange  Commission initial reports of beneficial  ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section  16(a) reports they file.  The company’s officers and directors have not filed any Section 16 reports.

CODE OF ETHICAL CONDUCT.

On October 24, 2006, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•	Accountability for adherence to the Code.

Item 11.  Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2011 and March 31, 2010.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Don Perks, Pres., CFO and	2011	30,306	(1)	-0-	-0-		-0-	-0-	-0-	-0-	30,306
Director (1)	2010	30,306	(1)	-0-	-0-		-0-	-0-	-0-	-0-	30,306

Alejandro Bellapart,	2011	-0-		-0-	-0-		-0-	-0-	-0-	-0-	-0-
Director	2010	-0-		-0-	-0-		-0-	-0-	-0-	-0-	-0-

Jeffrey R. Bruhjell,	2011	-0-		-0-	56,945	(2)	-0-	-0-	-0-	-0-	56,945
Administrator	2010	-0-		-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	Don Perks’ annual compensation was $CDN 30,000 or US$30,306.
(2)	Jeffrey R. Bruhjell received 5,694,508 shares of Company common stock for pay as administrator during FY 2011.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2011.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Don Perks, Director	-0-	-0-	500,000	$5000

Director Compensation

The Company has not established any policy concerning director compensation.  No directors received any compensation during the fiscal year ended March 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2011. Beneficial Ownership of more than 5% based on 23,890,153 common shares taking account for the effect of cancelling the 92,000,000 issued to IAT.

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

Shareholder Name and Address	Number of Shares	Percentage Ownership
	Beneficially Owned	Beneficially Owned
	Common Shares	Common Shares
Jeffrey R. Bruhjell
Naples, FL	5,694,508	23.8%

Capital Associates(1)
Avenida Jaime III, 25 1st Floor B

Palma de Mallorca
Spain	2,500,000	10.4%

Note:

(1)Alejandro Bellapart, is the natural person who has voting and dispositive control of the shares owned by Capital Associates.

(b)   Security Ownership of Management.  Based on 23,890,153 shares as set forth in (a) above as of March 31, 2011.

Table 2.

(1)	(2)	(3)	(4)
Title of Class	Name and Address	Amount and Nature	Percent of Class
Common Stock	Donald Perks
	45 Brown Street,
	Sydney Mines, Nova Scotia
	Canada	500,000	2.0%
	Jeffrey R. Bruhjell	5,694,508	23.8%
	Naples, FL
	Alejandro Bellapart
	Palma de Mallorca, Spain	2,500,000	10.4%

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

Mr. Perks annual salary has been set as $30,306 (CND$ 30,000). This salary has been and will continue to be treated as contributed services reflected as a component of additional paid in capital.

Corporate offices were provided by Jeffrey R. Bruhjell, the Company’s officer and director for fiscal years 2011 and part of 2010.  For part of fiscal year 2010 the office was provided for by Don Perks, then sole director and president. Rent was not accounted for as a payable to Mr. Perks, but rather as additional paid in capital.

Donald Perks paid certain payables on behalf of the Company the net of $ NIL and $ NIL during the fiscal years ending March 31, 2011 and March 31, 2010, respectively, in order to settle outstanding Company obligations.

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

The Company does not currently have a process for security holders to send communications to the Board.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-11	Year End 3-31-10

Audit Fees	$6,500	$6,500
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total Fees	$6,500	$6,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2011 or 2010.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

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

To our knowledge, the Company's principal accountant during the fiscal year ending March 31, 2011 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

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

October 24, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon
By: Serge Talon
Title: President
Chief Executive Officer (CEO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 24, 2012

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer(PAO)

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of March 31, 2011, the Company's internal control over financial reporting is effective.

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

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2011, and from April 1, 1999 to March 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, and from April 1, 1999 to March 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Donahue Associates LLC

Monmouth Beach, N.J.

October 18, 2012

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2011 and March 31, 2010

	31-Mar-11	31-Mar-10
LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$182,912	$143,036
Due to related parties	667,386	611,774
Total Current Liabilities	$850,298	$754,810

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value 16,195,645 outstanding at March 31, 2010 and 23,890,153 at March 31, 2011	$3,542,471	$3,465,526
Accumulated deficit- development stage	(4,397,311)	(4,224,878)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(850,298)	(754,810)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2011 and March 31, 2010 and

From April 1, 1999 to March 31, 2011

			From April 1, 1999
	31-Mar-11	31-Mar-10	to March 31, 2011

General & administrative expenses:
Management fees	$30,000	$27,000	$197,383
Professional fees	39,876	36,080	484,698
Travel & entertainment	0	0	3,498
Transfer agent & filing fees	4,656	0	7,656
Foreign currency gain (loss)	0	(2,060)	758
Rent expense	0	0	74,177
General administration	20,956	0	333,890
Office supplies and sundry expenses	0	0	121,349
Consulting expense	76,945	0	202,443

Net loss before other income (expense)	$(172,433)	$(61,020)	$(1,425,852)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	$(172,433)	$(61,020)	$(2,153,284)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(172,433)	$(61,020)	$(2,346,359)

Basic & diluted loss per share	$(0.01)	$(0.00)

Weighted average of common shares outstanding	18,138,352	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2011 and March 31, 2010 and

From April 1, 1999 to March 31, 2011

			From April 1, 1999
	31-Mar-11	31-Mar-10	to March 31, 2011
Operating activities:
Net loss	$(172,433)	$(61,020)	$(2,346,359)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	76,945	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	39,876	36,080	182,912
Due to related parties	55,612	24,940	667,386
Net cash used by operations	$0	$0	$(1,142,730)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$0	$0	$(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to March 31, 2011

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and March 31, 2010

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

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2011 and March 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

Global Immune Technologies, Inc. is a Development Stage Company emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new order items via the Internet. Items are packed in individual portions at our food processing plants and frozen for freshness. We offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

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

Global Immune Technologies, Inc. will form a joint-venture company as a master licensee of SRC from Montreal, Quebec and be the licensor to America. The Company will invest in marketing and food distribution facilities to mirror the licensor in Quebec. Company management is aware of opportunities for investment in Vermont, Florida, Texas and in several of the major US markets. Acquisitions and operations will be conducted by experienced and skilled managers.

Operations in Vermont will serve the Buffalo, NY area to Boston, MA and the resulting areas north and south of that line, excluding NYC and Philadelphia metro areas giving us market potential of 40 million people. We anticipate $25 million in annual sales by the end of 2014 with an estimated pre-tax profit of 18%.

SRC Food Concept of America will invest in Vermont initially and expand into other US markets as they make sense. Florida being the most likely expansion market since many well-established snow-bird customers from Quebec winter in Florida. Our quality and service will continue to grow and as that reputation expands so we will grow the company. Even as our reputation comes from our high-quality meat, our excellent customer service allows us to satisfy the customer’s needs and to let them enjoy the high quality of our convenient products.

3. Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

3.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Mar-11	31-Mar-10

Don Perks- shareholder	$195,755	$166,025
Arcas Corp Mgt- shareholder	415,374	389,492
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$667,386	$611,774

4.	Commitments and Contingencies

The Company has agreed to pay its President and sole director a management fee of approximately $2,500 per month. No payments have been paid to date and this is recorded as an accrual due to an officer. The president resigned in March 2012.

5.	Income Tax Provision

Provision for income taxes is comprised of the following:	31-Mar-11	31-Mar-10

Net loss	$(172,433)	$(61,020)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(520,273)	(461,646)
Allowance for recoverability	520,273	461,646
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$520,273	$461,646
Allowance for recoverability	(520,273)	(461,646)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2031 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6.	Subsequent Events

The Company entered into an agreement as of December 20, 2010 with a German research institute and agreed to make contributions to a common fund for the purpose of acquiring and holding certain solar energy collector technology and related inventions and products and know-how and patents pending. The Joint Venturers considered it advisable to acquire and to hold their business interest through a Joint Venture NewCo so as to avoid the necessity of numerous separate agreements, to maintain the legal title to the business interest in a simple and practical form, and to facilitate the collection and distribution of the profits accruing under the business interest, and a NewCo with the name RENON was being formed in Germany as a GmbH to act as entity for the Joint Venturers.

Subsequently, on March 20, 2012, the board of directors of Global Immune Technologies, Inc. announced the cessation of the solar projects previously announced and the advancement of two projects in the natural resources field. The previously announced JV with the German company and the shares issued for the JV have been cancelled.

Company director and solicitor Alejandro Bellapart said, "With both the German and the Spanish governments cutting the solar power subsidies and the market place for such items changing dramatically, this has materially adversely affected our start-up costs, manufacturing and marketing plans."

As referenced above, the shares of Common Stock issued to the German company will be canceled and returned to treasury in conjunction with terminating the purchase and joint venture agreements. This was publically announced in a press release on March 20, 2012. Under Wyoming statutes the shares are issued as non-voting until a majority of then existing shareholders approve the change of control. As a formality, the upcoming shareholder meeting will vote down the acceptance of the issuance and officially cancel the shares previously issued.

On March 20, 2012 at a Meeting of the Board of Directors, the meeting accepted the resignation of four directors, Donald L. Perks, Uwe Vincenz, Christoph Ehses and Gerd Schroth leaving Alejandro Bellapart the sole director and Donald L. Perks the acting president.

On May 23, 2012 at a meeting of the Board of Directors sole director Alejandro Bellapart elected Jeffrey R. Bruhjell director and appointed him president, CEO, Secretary & CFO. Mr. Perks stepped down as Acting President. The size of the Board of Directors is now two.

On September 17, 2012 at a meeting of the Board of Directors, the meeting elected Mr. Serge Talon as director and appointed him president & CEO and Mr. Bruhjell Secretary & CFO. The size of the Board of Directors is now three.

Mr. Talon is an experienced executive originally from Quebec. Serge joined the US Army and served in Vietnam. Mr. Talon received Naturalized US Citizenship for his service and nowadays makes his home in Hollywood, Florida.

Neither Mr. Bellapart, Mr. Bruhjell or Mr. Talon will be paid for their services as directors at this time.

