Form 10-Q
period 2011-06-30
Global Immune Technologies Inc.
filed 2012-11-19
CIK 1105284

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

(Does not currently apply to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐ Accelerated file ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2011 we had 115,890,153 shares of common stock issued and outstanding. As of October 31, 2012, there were 23,890,153 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of June 30, 2011 and March 31, 2011

LIABILITIES & SHAREHOLDERS' DEFICIT	30-Jun-11	31-Mar-11

Current liabilities:
Accounts payable & accrued expenses	$182,912	$182,912
Due to related parties	674,886	667,386
Total Current Liabilities	$857,798	$850,298

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value 23,890,153 outstanding at June 30, 2011 and 23,890,153 at March 31, 2011	$3,542,471	$3,542,471
Accumulated deficit- development stage	(4,404,811)	(4,397,311)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(857,798)	(850,298)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Quarters Ended June 30, 2011 and June 30, 2010 and

From April 1, 1999 to June 30, 2011

			From April 1, 1999
	30-Jun-11	30-Jun-10	to June 30, 2011

General & administrative expenses:
Management fees	$7,500	$7,500	$204,883
Professional fees	0	0	484,698
Travel & entertainment	0	0	3,498
Transfer agent & filing fees	0	4,656	7,656
Foreign currency gain (loss)	0	(270)	758
Rent expense	0	0	74,177
General administration	0	0	333,890
Office supplies and sundry expenses	0	0	121,349
Consulting expense	0	0	202,443

Net loss before other income (expense)	$(7,500)	$(11,886)	$(1,433,352)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	$(7,500)	$(11,886)	$(2,160,784)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(7,500)	$(11,886)	$(2,353,859)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average of common shares outstanding	23,890,153	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Quarters Ended June 30, 2011 and June 30, 2010 and

From April 1, 1999 to June 30, 2011

			From April 1, 1999
	30-Jun-11	30-Jun-10	to June 30, 2011
Operating activities:
Net loss	$(7,500)	$(11,886)	$(2,353,859)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	0	0	182,912
Due to related parties	7,500	11,886	674,886
Net cash used by operations	$0	$0	$(1,142,730)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$0	$0	$(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to June 30, 2011

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the period			(7,500)		(7,500)

Balance at June 30, 2011	23,890,153	$3,542,471	$(4,404,811)	$4,542	$(857,798)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Quarters Ended June 30, 2011 and June 30, 2010

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2011 and June 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Jun-11	31-Mar-11

Don Perks- President	$203,255	$195,755
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$674,886	$667,386

5.	Commitments and Contingencies

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

Subsequently, on March 20, 2012, the board of directors of Global Immune Technologies, Inc. announced the cessation of the solar projects previously announced and the advancement of two projects in the natural resources field. The previously announced joint venture with the German company and the shares issued for the JV have been cancelled.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-Q and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

(a) Our Corporate History.

The Company was incorporated on September 18, 1985, under the laws of the Province of British Columbia under the name of Canadian Comstock Exploration Ltd. with an authorized share capital of 20,000,000 shares without par value.

The Company changed its name on June 7, 1995 to “American Comstock Exploration Ltd.” in connection with a consolidation of its share capital on a one for four basis.

The Company changed its name again on February 4, 1998 to “International Comstock Exploration Ltd.” in connection with a consolidation of its share capital on a one for five basis.

The Company changed its name again on October 2, 2001 to “Secureview Systems Inc.” in connection with a consolidation of its share capital on a one for five basis. In addition, the Company increased its authorized share capital to 100,000,000 shares without par value on October 2, 2001.

The Company changed its name again on May 2, 2005 to “Global Immune Technologies, Inc.” In addition, the Company increased its authorized share capital to an unlimited number of common shares without par value on March 23, 2005.

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

On December 20th, 2010, the Company entered into an agreement by and between MID ATLANTIC CAPITAL ASSOCIATES SL, a Spanish company (the “Assignor”) Assignor is the legal and beneficial owner of an Agreement dated 11 October 2010 with an addendum dated 24 November 2010 both made with INSTITUTE FOR APPLIED TECHNOLOGY, (“IAT”) of Germany and owner and developer of certain solar energy collector technology and related inventions and products and know-how and patents pending; Consideration for assignment of the Agreement shares of Company Common Stock (the “Shares”) were paid to Assignor the sum of 1,000,000 Shares; IAT was to give a license regarding the Technology to RENON GmbH, a recently formed wholly-owned subsidiary of IAT as part of the consideration for share issuance of 92,000,000 to IAT.

On March 20, 2012 the agreement for a joint venture was rescinded along with the cancellation of the 92,000,000 common shares issued for the purchase and JV.

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

Global Immune Technologies, Inc. will form a joint-venture company as a master licensee of SRC from Montreal, Quebec and be the licensor to America. The Company will invest in marketing and food distribution facilities to mirror the licensor in Quebec. The Montreal company’s website can be viewed on http://www.srcfoods.ca/index.php/en/ The Company holds no interest in the Montreal operation. Company management is aware of opportunities for investment in Vermont, Florida, Texas and in several of the major US markets. Acquisitions and operations will be conducted by experienced and skilled managers.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek other opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. While we intend to proceed with the SRC Foods model for our current business we are still considering other industries as well as natural resources.

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

During the quarter ended June 30, 2011, the Company incurred a comprehensive net loss of approximately $7,500 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U.S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2011, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2011. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 revoking the Cease Trade Order in the provinces of British Columbia and Alberta.

Item 1A. Risk Factors.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK. BEFORE MAKING A DECISION CONCERNING THE PURCHASE OF OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION IN THIS QUARTERLY REPORT WHEN YOU EVALUATE OUR BUSINESS.

BUSINESS RISKS

LACK OF BUSINESS HISTORY AND PROFITABILITY OF OPERATIONS

The Company is not currently operating profitably and it should be anticipated that it will operate at a loss at least until such time as a business prospect is identified and profitability is achieved, if profitability is, in fact, ever achieved. The Company has never earned a significant profit.

DEPENDENCE ON KEY MANAGEMENT

The success of the operations and activities of the Company is dependent to a significant extent on the efforts and abilities of its management. The loss of services of any of its Management could have a material adverse effect on the Company. The Company does not maintain key man insurance on any of its management. The Company does not have any employment or labor agreements with any personnel as at the date of the filing of this Quarterly Report.

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

LIMITED MARKET DUE TO PENNY STOCK

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT. The Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the business. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.

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

DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Subsequently, The company has filed a Form D on November 5, 2012 and is contemplating Unregistered Sales of Equity & Debt to be used for developing its business plans.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

31.1 Section 302 Certification of Chief Executive Officer

31.2 Section 302 Certification of Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer

32.2 Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 13, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon:	/s/ J R Bruhjell
Serge Talon	Jeffrey R. Bruhjell
Title: President &	Chief Financial Officer (CFO)
Chief Executive Officer (CEO)	Principal Accounting Officer (PAO)

