Form 10-Q
period 2011-12-31
Global Immune Technologies Inc.
filed 2012-11-19
CIK 1105284

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending December 31, 2011.

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

As of December 31, 2011 we had 115,890,153 shares of common stock issued and outstanding. As of October 31, 2012, there were 23,890,153 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of December 31, 2011 and March 31, 2011

LIABILITIES & SHAREHOLDERS' DEFICIT	31-Dec-11	31-Mar-11

Current liabilities:
Accounts payable & accrued expenses	$182,912	$182,912
Due to related parties	689,886	667,386
Total Current Liabilities	$872,798	$850,298

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value 23,890,153 outstanding at December 31, 2011 and 23,890,153 at March 31, 2011	$3,542,471	$3,542,471
Accumulated deficit- development stage	(4,419,811)	(4,397,311)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(872,798)	(850,298)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Nine Months and Quarters Ended December 31, 2011 and

December 31, 2010 and From April 1, 1999 to December 31, 2011

	9 Months	9 Months	3 Months	3 Months	From April 1, 1999
	31-Dec-11	31-Dec-10	31-Dec-11	31-Dec-10	to December 31, 2011

General & administrative expenses:
Management fees	$22,500	$22,500	$7,500	$7,500	$219,883
Professional fees	0	20,838	0	20,838	484,698
Travel & entertainment	0	0	0	0	3,498
Transfer agent & filing fees	0	4,656	0	0	7,656
Foreign currency gain (loss)	0	0	0	0	758
Rent expense	0	0	0	0	74,177
General administration	0	118	0	0	333,890
Office supplies and sundry expenses	0	0	0	0	121,349
Consulting expense	0	0	0	0	202,443

Net loss before other income (expense)	$(22,500)	$(48,112)	$(7,500)	$(28,338)	$(1,448,352)

Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	$(22,500)	$(48,112)	$(7,500)	$(28,338)	$(2,175,784)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(22,500)	$(48,112)	$(7,500)	$(28,338)	$(2,368,859)

Basic & diluted loss per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average of common shares outstanding	23,890,153	16,195,645	23,890,153	16,195,645

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended December 31, 2011 and December 31, 2010

And From April, 1999 to December 31, 2011

			From April 1, 1999
	31-Dec-11	31-Dec-10	to December 31, 2011
Operating activities:
Net loss	$(22,500)	$(48,112)	$(2,368,859)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	0	0	182,912
Due to related parties	22,500	48,112	689,886
Net cash used by operations	$0	$0	$(1,142,730)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$0	$0	$(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to December 31, 2011

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the period			(22,500)		(22,500)

Balance at December 31, 2011	23,890,153	$3,542,471	$(4,419,811)	$4,542	$(872,798)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended December 31, 2011 and December 31, 2010

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

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Dec-11	31-Mar-11

Don Perks- President	$218,255	$195,755
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$689,886	$667,386

5.	Commitments and Contingencies

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

During the quarter ended December 31, 2011, the Company incurred a comprehensive net loss of approximately $22,500 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U.S. Securities and Exchange Commission.

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

From our inception through the period ended December 31, 2011, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2011. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants.

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

November 16, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon:	/s/ J R Bruhjell
Serge Talon	Jeffrey R. Bruhjell
Title: President &	Chief Financial Officer (CFO)
Chief Executive Officer (CEO)	Principal Accounting Officer (PAO)

