Form 10-K
period 2012-03-31
Global Immune Technologies Inc.
filed 2012-11-19
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012.

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

Large accelerated filer ☐ Accelerated file ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2012, there were 23,890,153 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $306,956 based the average of the bid and asked price as quoted on the OTC Markets Pink Sheet tier on September 30, 2012. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2012, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2012, there were 23,890,153 shares of the issuer’s common stock outstanding.

Global Immune Technologies, Inc.

FORM 10-K

March 31, 2012

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

The Company changed its name again on May 2, 2005 to "Global Immune Technologies, Inc." In addition, the Company increased its authorized share capital to an unlimited number of common shares without par value on March 23, 2005.

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

Employees

As of March 31, 2012 the Company had no full-time employees. Donald Perks was the Company’s sole officer and director. Mr. Perks works on a part-time basis. Mr. Perks resigned as director March 20, 2012 and was acting-president from March 20, 2012 until May 23, 2012. Since May 23, 2012 Jeffrey R. Bruhjell served part-time as the sole executive officer and one of two directors. On September 17, 2012 Serge Talon joined the board of directors and became the president & CEO and Mr. Bruhjell remained on the board and serves as the Corporate Secretary and Chief Financial Officer. We currently have three part-time employees.

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

Item 1B. Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2. Description of Property.

During the fiscal year ending March 31, 2012, office rent totaled $ NIL. The office rent has been and will be treated as a capital administrative expense.

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

Item 4. Mine Safety Disclosure.

Not Applicable,

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades Over-the-Counter (OTC) on the NASD Electronic Bulletin Board under the symbol GIMU and the OTC Markets’ Pink Sheets tier and will be quoted on the OTC Markets QB tier once all delinquent reports are filed. Table 1 sets forth the high and low sale information for fiscal years 2012 and 2011. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2012	0.018	0.0125

December 31, 2011	0.014	0.0065

September 30, 2011	0.052	0.01

June 30, 2011	0.21	0.04

March 31, 2011	0.094	0.065

December 31, 2010	0.25	0.03

September 30, 2010	0.16	0.044

June 30, 2010	0.29	0.005

March 31, 2010	0.007	0.007

(b)	Holders.

On March 31, 2012 there were 37 holders of record of our common stock and there were 23,890,153 common shares outstanding. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders the indirect holders is estimated at 253 at March 31, 2012.

(c)	Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d)	Recent Sales of Unregistered Securities: None

(e)	Securities Authorized for Issuance under Equity Compensation Plans: None

Item 6.  Selected Financial Data.  Not Applicable to Smaller Reporting Companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

A. OPERATING RESULTS

The following discussion and analysis is based on and should be read in conjunction with the Company's audited financial statements including the notes thereto and other financial information appearing elsewhere herein.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2012 AND 2011.

For the year ended March 31, 2012 the Company achieved sales revenues of $ NIL compared with sales revenues of $ NIL for the period ended March 31, 2011. The Company's net loss for the year was $(65,142) in 2012 compared to net loss of $(172,433) in 2011. As of the year ended March 31, 2012, the Company had an accumulated stockholders' deficiency of $(4,462,453).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2012 COMPARED WITH THE YEAR ENDED MARCH 31, 2011

The Company had no assets in 2011 and 2012.

The Company's overall liabilities increased to $915,440 in 2012 from $850,298 in 2011.

The Company has had no significant operations during the last fiscal year and, accordingly, is fully dependent on either future sales of securities or upon its current management and, or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

OFF-BALANCE SHEET ARRANGEMENTS: None

7A. Quantitative And Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2012 and 2011 are attached hereto and form a material part of this Annual Report along with Statements of Operations from April 1, 1999 to March 31, 2012.

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

27 Beach Road Suite CO5A

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2012, and from April 1, 1999 to March 31, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, and from April 1, 1999 to March 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

Donahue Associates LLC

Monmouth Beach, N.J.

October 25, 2012

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2012 and March 31, 2011

LIABILITIES & SHAREHOLDERS' DEFICIT	31-Mar-12	31-Mar-11

Current liabilities:
Accounts payable & accrued expenses	$218,054	$182,912
Due to related parties	697,386	667,386
Total Current Liabilities	$915,440	$850,298

Shareholder's Deficit:
Authorized 500 million shares, issued and outstanding, no par value
23,890,153 outstanding at March 31, 2011 and 23,890,153 at March 31, 2012	$3,542,471	$3,542,471
Accumulated deficit- development stage	(4,462,453)	(4,397,311)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(915,440)	(850,298)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2012 and March 31, 2011 and

From April 1, 1999 to March 31, 2012

			From April 1, 1999
	31-Mar-12	31-Mar-11	to March 31, 2012

General & administrative expenses:
Management fees	$30,000	$30,000	$227,383
Professional fees	32,797	39,876	517,495
Travel & entertainment	0	0	3,498
Transfer agent & filing fees	0	4,656	7,656
Foreign currency gain (loss)	0	0	758
Rent expense	0	0	74,177
General administration	2,345	20,956	336,235
Office supplies and sundry expenses	0	0	121,349
Consulting expense	0	76,945	202,443

Net loss before other income (expense)	($65,142)	($172,433)	($1,490,994)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	($65,142)	($172,433)	($2,218,426)

Net loss from discontinued operations	0	0	(193,075)

Net loss	($65,142)	($172,433)	($2,411,501)

Basic & diluted loss per share	($0.00)	($0.01)

Weighted average of common shares outstanding	23,890,153	18,138,352

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2012 and March 31, 2011 and

From April 1, 1999 to March 31, 2012

			From April 1, 1999
	31-Mar-12	31-Mar-11	to March 31, 2012
Operating activities:

Net Loss	($65,142)	($172,433)	($2,411,501)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting fees & services expense	0	76,945	166,316
Translation adjustment	0	0	187,015
Accounts payable	35,142	39,876	218,054
Due to related parties	30,000	55,612	697,386
Net cash used by operations	$0	$0	($1,142,730)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$0	$0	($296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to March 31, 2012

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	($2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	($2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	($2,867,537)	$0	($12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	($3,480,943)	$0	($204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	($3,560,048)	$0	($274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	($3,666,879)	$0	($326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	($3,807,461)	($1,790)	($369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	($3,902,418)	($5,808)	($442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	($3,976,183)	$3,724	($506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	($4,110,457)	$4,542	($640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	($4,163,858)	$4,542	($693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	($4,224,878)	$4,542	($754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	($4,397,311)	$4,542	($850,298)

Net loss for the fiscal year			(65,142)		(65,142)

Balance at March 31, 2012	23,890,153	$3,542,471	($4,462,453)	$4,542	($915,440)

Please see the notes to the financial statements.

ITEM 8A. Notes to Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and March 31, 2011

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

1     Use of Estimates- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012 and March 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  The Company has no cash and relies upon the support of certain shareholders to pay its bills. The Company has incurred net losses since its inception and currently has no revenues to support its operations.

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

3. Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	31-Mar-12	31-Mar-11

Net loss	($65,142)	($172,433)

Weighted average shares outstanding	23,890,153	18,138,352

Basic & diluted loss per share	($0.00)	($0.01)

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Mar-12	31-Mar-11

Don Perks- President	$225,755	$195,755
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$697,386	$667,386

5.	Income Tax Provision

Provision for income taxes is comprised of the following:	31-Mar-12	31-Mar-11

Net loss	($65,142)	($172,433)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(542,421)	(520,273)
Allowance for recoverability	542,421	520,273
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$542,421	$520,273
Allowance for recoverability	(542,421)	(520,273)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2032 and may not be recoverable upon the purchase of the Company under current IRS statutes.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 28 2010, our former independent certified accountant Jorgensen & Co, Certified Public Accountants, of Bellevue, Washington resigned.  We engaged a replacement independent registered accountant firm named Donahue Associates, LLC, 27 Beach Road, Suite CO5A, Monmouth Beach, NJ 07750, as the Company’s new registered independent public accounting firm to audit the Company’s financial statements beginning with the year ended March 31, 2010 that were filed November 15, 2010. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the reporting period, March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

We filed this annual report on Form 10-K for the fiscal year ending March 31, 2012 late. We filed our quarterly reports on Forms 10-Q for the periods ending June 30, 2011, September 30, 2011 and December 31, 2011 late. We had insufficient funds to pay for accounting.

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

ITEM 9B. Other Information.

We filed an 8-K September 17, 2012 much the information has been repeated in this Report.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the officers and directors of the Global Immune Technologies, Inc.

(a) Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc:

NAME	AGE	POSITION	Term of Office

Donald L. Perks	60	President, CEO,CFO, Director (1)	8/15/05-March 20,2012

Alejandro Bellapart-Heine, Esq.	41	Director, VP Global Operations	April 20, 2011 –Present

JeffreyR.Bruhjell	57	CEO & CFO/Secretary (2)	May 23, 2012-Present

(1)	Donald L. Perks: President, CEO, CFO, Director - elected at AGM September 17, 2003 - resigned May 9, 2005 - reappointed August 15, 2005 and resigned in March 2012.
(2)	Jeffrey R. Bruhjell: CEO & CFO/Corporate Secretary was CEO until September 17, 2012 and remains CFO/Corporate Secretary at present.

Subsequent Officers and Directors
(Since September 17, 2012)
Name	Age	Position

Serge Talon	65	Director (Chairman), President & CEO

Jeffrey R. Bruhjell	57	Director, CFO/Corporate Secretary

Alejandro Bellapart-Heine, Esq.	41	Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Prior to October 29, 2012 the company’s officers and directors had not filed any Section 16(a) or Section 23(a) reports.

CODE OF ETHICAL CONDUCT.

On October 24, 2006, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations,
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.

Item 11. Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2012 and March 31, 2011.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Don Perks, Pres., CFO and Director (1) Alejandro Bellapart, Director Jeffrey R. Bruhjell, CFO	2012 2011 2012 2011 2012 2011	30,306(1) 30,306(1) -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- 56,945(2)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	30,306 30,306 -0- -0- -0- 56,945

(1)	Don Perks’ annual compensation was $CDN 30,000 or US$30,306.
(2)	Jeffrey R. Bruhjell received 5,694,508 shares of Company common stock for pay as administrator during FY 2011.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2012.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Don Perks, Director Jeffrey R. Bruhjell, Director Alejandro Bellapart, Esq.	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Director Compensation

The Company has not established any policy concerning director compensation.  No directors received any compensation during the fiscal year ended March 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2012. Beneficial Ownership of more than 5% based on 23,890,153 common shares.

Table 1

Beneficial Ownership of 5%.

(a) The following shareholders own five (5%) percent or more of our common stock.

Shareholder Name and Address	Number of Shares	Percentage Ownership
	Beneficially Owned	Beneficially Owned
	Common Shares	Common Shares
Jeffrey R. Bruhjell
Naples, FL	5,694,508	23.8%

Capital Associates (1)
Avenida Jaime III, 25 1st Floor B
Palma de Mallorca
Spain	2,500,000	10.4%
All Directors, Officers and 5% stockholders in total	8,194,508	34.2%

Note:

(1)	Alejandro Bellapart, is the natural person who has voting and dispositive control of the shares owned by Capital Associates.

(b) Security Ownership of Management.  Based on 23,890,153 shares as set forth in (a) above as of March 31, 2012.

Table 2

(1)	(2)	(3)	(4)
Title of Class	Name and Address	Amount and Nature	Percent of Class
Common Stock	Donald Perks
	45 Brown Street,
	Sydney Mines, Nova Scotia
	Canada	500,000	2.0%

	Serge Talon	-0-	-0-
	Hollywood, FL

	Jeffrey R. Bruhjell	5,694,508	23.8%
	Naples, FL

	Alejandro Bellapart
	Palma de Mallorca, Spain	2,500,000	10.4%

(c) Changes in Control.

The Company anticipates that compensation will be provided by the Company during the Company's next financial year to Serge Talon and Jeffrey R. Bruhjell in conjunction with certain management and administrative services to be provided to the Company. The form of payment may be common stock grants.

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

Corporate offices were provided by Jeffrey R. Bruhjell, the Company’s officer and director for fiscal years 2012, 2011. Rent was not accounted for as a payable to Mr. Bruhjell, but rather as additional paid in capital.

Donald Perks paid certain payables on behalf of the Company the net of $ NIL and $ NIL during the fiscal years ending March 31, 2012 and March 31, 2011, respectively, in order to settle outstanding Company obligations.

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

DIRECTOR INDEPENDENCE

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on Nasdaq. We currently act with three (3) directors, consisting of Serge Talon, Jeffrey R. Bruhjell and Alejandro Bellapart-Heine. From inception to present date, we believe that the members of our board of directors have been and are collectively capable or analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

We presently have no Board committees. Until further determination, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

The Company does not currently have a process for security holders to send communications to the Board.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-12	Year End 3-31-11

Audit Fees	$6,500	$6,500
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total Fees	$6,500	$6,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2012 or 2011.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

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

To our knowledge, the Company's principal accountant during the fiscal year ending March 31, 2012 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15.

Exhibits and Financial Statement Schedules

(a) Exhibits Index

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

October 31, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon

By: Serge Talon

Title: President &

Chief Executive Officer (CEO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 31, 2012

Global Immune Technologies, Inc.

/s/ J R Bruhjell

Jeffrey R. Bruhjell

Chief Financial Officer (CFO)

Principal Accounting Officer (PAO)

