Form 10-Q
period 2012-06-30
Global Immune Technologies Inc.
filed 2012-11-28
CIK 1105284

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2012

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

As of June 30, 2012 we had 23,890,153 shares of common stock issued and outstanding. As of October 31, 2012, there were 23,890,153 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of June 30, 2012 and March 31, 2012

LIABILITIES & SHAREHOLDERS' DEFICIT	30-Jun-12	31-Mar-12

Current liabilities:
Accounts payable & accrued expenses	$228,387	$218,054
Due to related parties	697,386	697,386
Total Current Liabilities	$925,773	$915,440

Shareholder's Deficit:
Authorized Unlimited shares, issued and outstanding, no par value 23,890,153 outstanding at June 30, 2012 and 23,890,153 at March 31, 2012	$3,542,471	$3,542,471
Accumulated deficit- development stage	(4,472,786)	(4,462,453)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(925,773)	(915,440)

Total Liabilities & Shareholders' Deficit	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Quarters Ended June 30, 2012 and June 30, 2011 and

From April 1, 1999 to June 30, 2012

			From April 1, 1999
	30-Jun-12	30-Jun-11	to June 30, 2012

General & administrative expenses:
Management fees	$10,333	$7,500	$237,716
Professional fees	0	0	517,495
Travel & entertainment	0	0	3,498
Transfer agent & filing fees	0	0	7,656
Foreign currency gain (loss)	0	0	758
Rent expense	0	0	74,177
General administration	0	0	336,235
Office supplies and sundry expenses	0	0	121,349
Consulting expense	0	0	202,443

Net loss before other income (expense)	$(10,333)	$(7,500)	$(1,501,327)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	$(10,333)	$(7,500)	$(2,228,759)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(10,333)	$(7,500)	$(2,421,834)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average of common shares outstanding	23,890,153	23,890,153

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Quarters Ended June 30, 2012 and June 30, 2011 and

From April 1, 1999 to June 30, 2012

			From April 1, 1999
	30-Jun-12	30-Jun-11	to June 30, 2012
Operating activities:
Net loss	$(10,333)	$(7,500)	$(2,421,834)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	10,333	0	228,387
Due to related parties	0	7,500	697,386
Net cash used by operations	$0	$0	$(1,142,730)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$0	$0	$(296,970)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$0	$0	$0

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to June 30, 2012

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	($2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures cinverted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

Balance at March 31, 2012	23,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Net loss for the period			(10,333)		(10,333)

Balance at June 30, 2012	23,890,153	$3,542,471	$(4,472,786)	$4,542	$(925,773)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Quarters Ended June 30, 2012 and June 30, 2011

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012 and June 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

3. Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	30-Jun-12	30-Jun-11

Net loss	$(6,000)	$(7,500)

Weighted average shares outstanding	23,890,153	23,890,153

Basic & diluted loss per share	$(0.00)	$(0.00)

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Jun-12	31-Mar-12

Don Perks- President	$225,755	$225,755
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$697,386	$697,386

5.	Subsequent Events

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

(c) Current Business of the Issuer

Global Immune Technologies, Inc. is a Development Stage Company and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators.

We are emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new order items via the Internet. Items are packed in individual portions at our food processing plants and frozen for freshness. We offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

Global Immune Technologies, Inc. will form a joint-venture company as a master licensee of SRC from Montreal, Quebec and be the licensor to America. The Company will invest in marketing and food distribution facilities to mirror the licensor in Quebec. The Montreal company’s website can be viewed on http://www.srcfoods.ca/index.php/en/ The Company holds no interest in the Montreal operation. Company management is aware of opportunities for investment in Vermont, Florida, and Texas and in several of the major US markets. Acquisitions and operations will be conducted by experienced and skilled managers.

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

During the quarter ended June 30, 2012, the Company incurred a comprehensive net loss of approximately $10,333 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U.S. Securities and Exchange Commission.

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

From our inception through the period ended June 30, 2012, we have relied on the services of outside consultants for services and currently have one part-time employee. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2012. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants. We filed our quarterly reports on Forms 10-Q for the periods ending June 30, 2011, September 30, 2011 and December 31, 2011 late. We had insufficient funds to pay for accounting.

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

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 regarding the Cease Trade Orders in the provinces of British Columbia and Alberta.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Net cash provided by financing activities for the period April 1, 2012 to June 30 was approximately $1000 and from April 1, 2011 to June 30, 2011 was NIL. This consisted of net proceeds received from the issuance of shares issued for cash. Subsequently, The Company has filed a Form D on November 5, 2012 and is contemplating Unregistered Sales of Equity & Debt to be used for developing its business plans.

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

November 20, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon:
Serge Talon
Title: President &
Chief Executive Officer (CEO)

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)

