Form 10-Q
period 2012-09-30
Global Immune Technologies Inc.
filed 2012-11-29
CIK 1105284

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2012

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

As of September 30, 2012 we had 23,890,153 shares of common stock issued and outstanding. As of November 15, 2012, there were 23,890,153 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of September 30, 2012 and March 31, 2012

	30-Sep-12	31-Mar-12

ASSETS
Current assets:
Cash	$7,590	$0
Total Current Assets	$7,590	$0

Total Assets	$7,590	$0

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$218,054	$218,054
Due to related parties	776,886	697,386
Subscriptions payable	5,800	0
Total Current Liabilities	$1,000,740	$915,440

Shareholder's Deficit:
Authorized Unlimited shares, issued and outstanding, no par value 23,890,153 outstanding at September 30, 2012 and 23,890,153 at March 31, 2012	$3,542,471	$3,542,471
Accumulated deficit- development stage	(4,540,163)	(4,462,453)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(993,150)	(915,440)

Total Liabilities & Shareholders' Deficit	$7,590	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Six Months and Quarters Ended September 30, 2012 and

September 30, 2011 and from April 1, 1999 to September 30, 2012

	6 Mos.	6 Mos.	3 Mos.	3 Mos.	From April 1, 1999
	30-Sep-12	30-Sep-11	30-Sep-12	30-Sep-11	to September 30, 2012

General & administrative expenses:
Management fees	$46,000	$15,000	$35,667	$7,500	$273,383
Professional fees	6,500	0	6,500	0	523,995
Travel & entertainment	3,177	0	3,177	0	6,675
Transfer agent & filing fees	5,254	0	5,254	0	12,910
Automobile expense	6,257	0	6,257	0	6,257
Foreign currency gain (loss)	0	0	0	0	758
Rent expense	0	0	0	0	74,177
General administration	1,272	0	1,272	0	337,507
Office supplies and sundry expenses	0	0	0	0	121,349
Consulting expense	9,250	0	9,250	0	211,693

Net loss before other income (expense)	$(77,710)	$(15,000)	$(67,377)	$(7,500)	$(1,568,704)

Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	$(77,710)	$(15,000)	$(67,377)	$(7,500)	$(2,296,136)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(77,710)	$(15,000)	$(67,377)	$(7,500)	$(2,489,211)

Basic & diluted loss per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average of common shares outstanding	23,890,153	23,890,153	23,890,153	23,890,153

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended September 30, 2012 and September 30, 2011 and

From April 1, 1999 to September 30, 2012

			From April 1, 1999
	30-Sep-12	30-Sep-11	to September 30, 2012
Operating activities:
Net loss	$(77,710)	$(15,000)	$(2,489,211)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	0	0	218,054
Subscriptions payable	5,800	0	5,800
Due to related parties	79,500	15,000	776,886
Net cash used by operations	$7,590	$0	$(1,135,140)

Financing activities:
Private placement	$0	$0	$229,775
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	0	0	845,760

Net increase (decrease) in cash during the period	$7,590	$0	$(289,380)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$7,590	$0	$7,590

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to September 30, 2012

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

Balance at March 31, 2012	23,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Net loss for the period			(77,710)		(77,710)

Balance at September 30, 2012	23,890,153	$3,542,471	$(4,540,163)	$4,542	$(993,150)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Six Months Ended September 30, 2012 and September 30, 2011

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012 and September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

3. Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	30-Sep-12	30-Sep-11

Net loss	$(77,710)	$(15,000)

Weighted average shares outstanding	23,890,153	23,890,153

Basic & diluted loss per share	$(0.00)	$(0.00)

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Sep-12	31-Mar-12

Don Perks- former president	$225,755	$225,755
Jeff Bruhjell- secretary	5,833	0
Serge Talon- president	667	0
Quebec Inc- warrant holder	73,000	0
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$776,886	$697,386

5.	Common Stock and Warrant Transactions

Net cash provided by financing activities for the period July 1, 2012 to September 30, 2012 was $78,800. This consisted of net proceeds received from interest free advances from 9219-8050 Quebec Inc., a related party, of $73,000 and the subscription for 2,400,000 shares to be issued for $5,800. The funds were used for general operating expenses.

On September 28, 2012 we issued a warrant to a related party, 9219-8060 Quebec Inc, in consideration of an advance of $73,000 as discussed in the preceding paragraph. One warrant is for 3,650,000 shares of Common Stock at an exercise price of $0.02 expiring on September 28, 2013 and if exercised prior to expiration an “exploding” warrant for 1,825,000 at an exercise price of $0.20 expiring on September 28, 2014.

All warrants granted are recorded at fair value using a generally accepted warrant pricing model at the date of the grant.  For purposes of determining the warrant value at issuance, the fair value of each warrant granted is measured at the date of the grant by the warrant pricing model with the following assumptions:

Dividend yield	0.00%
Risk free interest rate	1.00%
Volatility	25.00%

The fair values generated by warrant pricing model may not be indicative of the future values, if any, that may be received by the option holder. The fair value of the warrants issued generated by the warrant pricing model was zero at the date of the grant.

The following is a summary of common stock warrants outstanding at September 30, 2012.

		Average	Average
		Exercise Price	Years to Maturity

Balance at March 31, 2012	0

Issues	3,650,000
Exercises	0
Expired	0

Balance st September 30, 2012	3,650,000	$0.02	0.99

11

6.	Subsequent Events

The Company has made a review of material subsequent events from September 30, 2012 through the issuance of this report and found no material subsequent events reportable during this period.

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

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek other opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. While we intend to proceed with the SRC Foods model for our current business we are still considering other industries like film distribution and production as well as natural resources. We will also explore the possibilities presented by the up-coming rule changes for capital-raising under the JOBS Act.

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

Comparison of six months ended September 30 2012 with the six months ended September 30, 2011

During the six months periods ended September 30, 2012 and September 30, 2011, we did not experience revenues from operations.

Operating expenses for the period April 1, 2012 to September 30, 2012 was $(88,043), compared to the same six month period from April 1, 2011 to September 30, 2011 of $(15,000). The increase in expense is primarily due to the $66,543 being spent on rehabilitating the company, settling old debts and bringing current the accounting and filing reports with the Securities and Exchange Commission.

Comparison of three months ended September 30 2012 with the three months ended September 30, 2011

During the quarters ended September 30, 2012 and September 30, 2011, we did not experience revenues from operations.

During the quarter ended September 30, 2012, the Company incurred a comprehensive net loss of approximately $(77,710) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U.S. Securities and Exchange Commission. During the quarter ended September 30, 2011, the Company incurred a comprehensive net loss of approximately $(7,500) related to various general and administrative costs.

Plan of Operation and Funding

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

From our inception through the period ended September 30, 2012, we have relied on the services of outside consultants for services and currently have three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2012. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants. We filed our quarterly report on Form 10-Q for the period ending June 30, 2012 late. We had insufficient funds to pay for accounting. We filed our quarterly report on Form 10-Q a week late. Hurricane Sandy knocked-out our accountant’s electric power for fifteen days.

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

The Company's common stock has been quoted Over-the-Counter on the FINRA BB, the Pink Sheets and recently the OTC QB. The Company’s shares are not quoted on any Canadian market.

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

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 removing the Cease Trade Order in the provinces of British Columbia and Alberta.

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

LIMITED MARKET DUE TO PENNY STOCK

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS. The Company’s By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Net cash provided by financing activities for the period July 1, 2012 to September 30 was approximately $78,800 and from July 1, 2011 to September 30, 2011 was NIL. This consisted of net proceeds received from a loan and the issuance of Warrants connected to the loan from a related party of $73,000 and the subscription for shares to be issued for $5800 cash. The funds were used for general Operating Expenses.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

We filed an 8-K with the United States Securities and Exchange Commission on September 17, 2012 updating reports on delinquent items. On September 28, 2012 we issued a Warrant to a related party, 9219-8050 QC Inc., in connection with a loan in the principal amount of $73,000 for a term of one year. This Warrant is for 3,650,000 shares of Common Stock at a price of $0.02 expiring on September 28, 2013 and if exercised prior to Expiration an exploding one-half ‘B Warrant’ for 1,825,000 at an exercise price of $0.20 expiring on September 28, 2014.

Item 6. Exhibits

Exhibits Index

31.1 Section 302 Certification of Chief Executive Officer

31.2 Section 302 Certification of Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer

32.2 Section 906 Certification of Chief Financial Officer

(Insert XBRL Index items)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 21, 2012

Global Immune Technologies, Inc.

/s/ Serge Talon:
Serge Talon
Title: President &
Chief Executive Officer (CEO)

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)

