Form 10-Q
period 2012-12-31
Global Immune Technologies Inc.
filed 2013-02-14
CIK 1105284

United States

Securities and Exchange Commission

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending December 31, 2012

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

As of December 31, 2012 we had 26,290,153 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of December 31, 2012 and March 31, 2012

	31-Dec-12	31-Mar-12

ASSETS

Current assets:
Cash	$20,130	$0
Total Current Assets	$20,130	$0

Total Assets	$20,130	$0

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$231,503	$218,054
Due to related parties	905,886	697,386
Total Current Liabilities	$1,137,389	$915,440

Shareholder's Deficit:
Authorized Unlimited shares, issued and outstanding, no par value 26,290,153 outstanding at December 31, 2012 and 23,890,153 at March 31, 2012	$3,548,271	$3,542,471
Accumulated deficit- development stage	(4,670,072)	(4,462,453)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(1,117,259)	(915,440)

Total Liabilities & Shareholders' Deficit	$20,130	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Nine Months and Quarters Ended December 31, 2012 and

December 31, 2011 and from April 1, 1999 to December 31, 2012

	9 Mos.	9 Mos.	3 Mos.	3 Mos.	From April 1, 1999
	31-Dec-12	31-Dec-11	31-Dec-12	31-Dec-11	to December 31, 2012

General & administrative expenses:
Management fees	$65,062	$22,500	$54,729	$7,500	$292,445
Professional fees	28,125	0	28,125	0	545,620
Travel & entertainment	16,619	0	16,619	0	20,117
Transfer agent & filing fees	7,847	0	7,847	0	15,503
Automobile expense	6,257	0	6,257	0	6,257
Foreign currency gain (loss)	0	0	0	0	758
Rent expense	0	0	0	0	74,177
General administration	23,928	0	23,928	0	360,163
Office supplies and sundry expenses	13,315	0	13,315	0	134,664
Consulting expense	46,466	0	46,466	0	248,909

Net loss before other income (expense)	$(207,619)	$(22,500)	$(197,286)	$(7,500)	$(1,698,613)

Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	$(207,619)	$(22,500)	$(197,286)	$(7,500)	$(2,426,045)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(207,619)	$(22,500)	$(197,286)	$(7,500)	$(2,619,120)

Basic & diluted loss per share	$(0.01)	$(0.00)	$0.00	$0.00

Weighted average of common shares outstanding	24,117,890	23,890,153	23,890,153	23,890,153

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended December 31, 2012 and December 31, 2011 and

From April 1, 1999 to December 31, 2012

			From April 1, 1999
	31-Dec-12	31-Dec-11	to December 31, 2012
Operating activities:
Net loss	$(207,619)	$(22,500)	$(2,619,120)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	166,316
Translation adjustment	0	0	187,015
Accounts payable	13,449	0	231,503
Due to related parties	208,500	22,500	905,886
Net cash used by operations	$14,330	$0	$(1,128,400)

Financing activities:
Private placement	$5,800	$0	$235,575
Stock options exercised	0	0	450,508
Debentures converted	0	0	165,477
Net cash provided by financing activities	5,800	0	851,560

Net increase (decrease) in cash during the period	$20,130	$0	(276,840)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$20,130	$0	$20,130

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to December 31, 2012

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

Balance at March 31, 2012	23,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Issuance of common stock	2,400,000	5,800			5,800

Net loss for the period			(207,619)		(207,619)

Balance at September 30, 2012	26,290,153	$3,548,271	$(4,670,072)	$4,542	$(1,117,259)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended December 31, 2012 and December 31, 2011

1.	Organization of the Company and Significant Accounting Principles

Global Immune Technologies, Inc. (“the Company”) (formerly Secureview Systems, Inc.) was incorporated in 1985 as a British Columbia corporation. During the fiscal year ended in 2007, the Company re-domiciled to the State of Wyoming. Its business office is located in Missoula, MT. The Company is considered a Development Stage company, with administrative expenses being its only operations.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012 and December 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

3.	Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	31-Dec-12	31-Dec-11

Net loss	$(207,619)	$(22,500)

Weighted average shares outstanding	24,117,890	23,890,153

Basic & diluted loss per share	$(0.01)	$(0.00)

4.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Dec-12	31-Mar-12

Don Perks- former president	$225,755	$225,755
Jeff Bruhjell- secretary & CFO	5,833	0
Serge Talon- president	667	0
Quebec Inc- warrant holder	202,000	0
Arcas Corp Mgt- shareholder	415,374	415,374
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- shareholder	17,236	17,236

Total related party payables	$905,886	$697,386

5.	Common Stock and Warrant Transactions

In December 2012, the Company issued 2,400,000 shares of common stock and received proceeds of $5,800.

On September 28, 2012 we issued a warrant to a related party, Quebec Inc, in consideration of an advance of $73,000. One warrant is for 3,650,000 shares of Common Stock at an exercise price of $0.02 expiring on September 28, 2013 and if exercised prior to expiration an “exploding” warrant for 1,825,000 at an exercise price of $0.20 expiring on September 28, 2014.

On December 4, 2012 we issued a warrant to a related party, Quebec Inc, in consideration of an advance of $129,000. One warrant is for 10,425,000 shares of Common Stock at an exercise price of $0.02 expiring on December 4, 2013 and if exercised prior to expiration an “exploding” warrant for 5,212,500 at an exercise price of $0.25 expiring on December 4, 2014.

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

The following is a summary of common stock warrants outstanding at December 31, 2012.

		Exercise Price	Years to Maturity

Balance at March 31, 2012	0

Issues	14,075,000
Exercises	0
Expired	0

Balance at December 31, 2012	14,075,000	$0.02	0.88

6.	Subsequent Events

In January 2013, Quebec exercised 3,650,000 warrants at $0.02 per share in lieu of the $73,000 advance discussed in Note 5. The company issued a further 1,825,000 warrants at an exercise price of $0.20 per warrant expiring in September 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT NOTICE:

This quarterly report on Form 10-Q and our future filings with the Securities and Exchange Commission contain many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, “continue”, “plans”, or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

To increase awareness of the ProSportspool.com website, the Company participated at the G.I. Joe 200 CART race in Portland, Oregon as well as the Toronto and Vancouver Indy races by appearing at a booth at the races signing up contestants and offering prizes to entrants. On January 15, 2001, due to the closing of Internet Sports Network Inc., which provided the technical architecture and sports data for the ProSportsPool.com’s sports contests, the Company was forced to discontinue its sports-contest site.

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

During October 2001 the Company signed an agreement with Lute Linux.com Corp. including the exchange of Lute share purchase warrants for Company shares at a deemed value of $0.10 US per share, as to Russ Rossi (100,000 shares), RRGS Creative Management Corp. (2,400,000 shares) and Quest Ventures Ltd. (175,000 shares). The Company did not proceed with similar share purchase agreements with On-Track Computer Training Ltd. and On-Track Computer International Ltd. Lute focused its business development on its “Fedcam”, an inexpensive remote monitoring system that allows subscribers to view their target locations via secure website. The “Fedcam” was being tested by the Canadian government's construction branch on its Osoyoos, British Columbia border crossing site into the United States. However, as of March 31, 2003, the Company ceased funding the “Fedcam” and the asset was written down to a nominal amount.

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

In September 2003 the Company entered into a letter of intent with TNR Resources Ltd. (“TNR”), a public British Columbia, Canada, corporation, to purchase a 50% working interest in TNR's Las Carachas property in Argentina. The Company did not pursue the option.

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

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd.(“MedPri”) and Medical Monitors Limited (“MML”). The transaction was revised on May 17, 2007. The transaction was rescinded on July 11, 2007.

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

On December 3, 2012 we announced the results of a Special Meeting of Shareholders held by 61.5% of the then issued shareholders as of the Record Date September 20, 2012 formally cancelling the share issuance and IAT purchase and Joint Venture pursuant to Wyoming Revised Statutes 17-16-1108 & 17-16-111(c) among others, and cancel them pursuant to WRS 17-16-603(a) and declining to confer voting rights per WRS 17-18-306.

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

and dependence on corporate partners and collaborators. Our Company website URL is: http://www.globalimmunetechnologies.com

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

Global Immune Technologies, Inc. will likely operate as licensee of SRC know-how and be the licensor or managing partner to America. The Company will invest in marketing and food distribution facilities to mirror the licensor in Quebec. The Montreal company’s website can be viewed on http://www.srcfoods.ca/index.php/en/ The Company holds no interest in the Montreal operation. Company management is plans to develop the market in the northern corridor from Buffalo, NY to Boston, MA with initial American headquarters in Vermont. Acquisitions and operations will be conducted by experienced and skilled managers.

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

Comparison of nine months ended December 31 2012 with the nine months ended December 31, 2011

During the nine month periods ended December 31, 2012 and December 31, 2011, we did not experience revenues from operations.

Operating expenses for the period April 1, 2012 to December 31, 2012 was $(207,619), compared to the same nine month period from April 1, 2011 to December 31, 2011 of $(22,500). The increase in expense is primarily due to the $171,746 being spent on rehabilitating the company, settling old debts and bringing current the accounting and filing reports with the Securities and Exchange Commission.

Comparison of three months ended December 31 2012 with the three months ended December 31, 2011

During the quarters ended December 31, 2012 and December 31, 2011, we did not experience revenues from operations.

During the quarter ended December 31, 2012, the Company incurred a comprehensive net loss of approximately $(197,286) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U.S. Securities and Exchange Commission. During the quarter ended December 31, 2011, the Company incurred a comprehensive net loss of approximately $(7,500) related to various general and administrative costs.

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

From our inception through the period ended December 31, 2012, we have relied on the services of outside consultants for services and currently have three part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We were late filing our annual report on Form 10-K for the fiscal year ending March 31, 2012. We have been unable to timely file our periodic reports due to the lack of sufficient money to pay our independent certifying accountants. We filed our quarterly report on Form 10-Q for the period ending June 30, 2012 late. We had insufficient funds to pay for accounting. We filed our quarterly report on Form 10-Q for the period ending September 30, 2012 a week late. Hurricane Sandy knocked-out our independent certifying accountant’s electric power for fifteen days. We filed the report to the US Securities and Exchange Commission on Form 10-Q for the period December 31, 2012 on time.

We have for this report to the US Securities and Exchange Commission on Form 10-Q for the period December 31, 2012 and our future needs engaged the accounting firm of Montgomery and Merrill PC, Certified Public Accountants of Burlington, Vermont. They will work with management as outside consultants and interface with our auditor, Donahue and Associates.

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

The Company's common stock has been quoted Over-the-Counter on the FINRA BB, the Pink Sheets and recently the OTC QB tier. The Company’s shares are not quoted on any Canadian market.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On December 11, 2012 we issued 2,400,000 shares of Common Stock for previously subscribed to shares of $5,800 in private placements. All funds received from the sale our securities were used for working capital purposes.

All securities bear a legend restricting their disposition.

We disclosed the first Warrant issuance in our report to the U.S. Securities and Exchange Commission on Form 10-Q for the period September 30, 2012 and the second Warrant issuance on a Form 8-K Current Report, December 7, 2012.

Net cash provided by financing activities for the period October 1, 2012 to December 31, 2012 was approximately $208,800 and from October 1, 2011 to December 31, 2011 was NIL. This consisted of net proceeds received from a loan and the issuance of Warrants connected to the loan from a related party of $203,000 and the subscription for shares to be issued for $5,800 cash. The funds were used for general Operating Expenses. The Warrants and the underlying securities represented by the Warrants bear a legend restricting their disposition. (See Item 5. Below)

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On December 4, 2012 we executed non-interest bearing Promissory Notes for $208,500 in connection with Warrants to a related party. This Warrant is for 10,425,000 shares of Common Stock at a price of $0.02 expiring on December 4, 2013 and if exercised prior to Expiration an exploding one-half ‘B Warrant’ for 5,212,500 shares at an exercise price of $0.25 expiring on December 4, 2014. We filed an 8-K with the United States Securities and Exchange Commission on December 7, 2012.

Warrants Issued and Outstanding at December 31, 2012

Name	Issue Date	Expiration Date	Number of A Warrants	Exercise Price	Exploding B Warrants	Issue Date	Expiration Date	Exercise Price
9219-8050 Quebec Inc.	9/28/2012	9/28/2013	3,650,000	$0.02	1,825,000	on exercise of A Warrants	9/28/2014	$0.20
9219-8050 Quebec Inc.	12/04/2012	12/04/2013	10,425,000	$0.02	5,212,500	on exercise of A Warrants	12/04/2014	$0.25

Subsequent Events

In January 2013 the Warrant holder gave us Notice of Warrant Exercise of the Warrant for 3,650,000 shares exercisable into Common Stock at a price of $0.02 per share, converting the entire September 2012 Note of $73,000 into capital. This triggered an Exploding B Warrant for 1,825,000 shares at a price of $0.20 expiring on September 28, 2014.

We issued the 3,650,000 shares to the Quebec numbered company and additionally we issued 500,000 shares for cash investment and 1,142,500 shares for commission payments and other services. The funds were used for general Operating Expenses. All the shares bear a restrictive legend.

Item 6. Exhibits

Exhibits Index

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2013

Global Immune Technologies, Inc.

/s/ Serge Talon:
Serge Talon
Title: President &
Chief Executive Officer (CEO)

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)

