Form 10-K
period 2013-03-31
Global Immune Technologies Inc.
filed 2013-06-19
CIK 1105284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒.   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013.

☐ .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Without Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒ .

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

No ☒

As of June 14, 2013, there were 59,523,712 shares of the issuer’s common stock outstanding.

Global Immune Technologies, Inc.

FORM 10-K

March 31, 2013

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

On March 20, 2012 the agreement for a joint venture was rescinded by the Company Board of Directors along with the cancellation of the 92,000,000 common shares issued for the purchase and JV.

On December 3, 2012 we announced the results of a Special Meeting of Shareholders held by 61.5% of the then issued shareholders as of the Record Date September 20, 2012 formally cancelling the share issuance and IAT purchase and Joint Venture pursuant to Wyoming Revised Statutes.

(c) Current Business of the Issuer

Global Immune Technologies, Inc. is a Development Stage Company and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our business plan or business know-how or intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators. Our Company website URL is: http://www.globalimmunetechnologies.com

Global Immune Technologies, Inc. is emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new re-order items via the Internet. Meat, poultry and fish items are packed in individual portions at our food processing plants and frozen for freshness. We offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

The Company has been offering shares to persons interested in supplying us with capital to begin operations. We still have limited capital and will focus our initial operations to one or two such business locations to be able to take advantage of our proposed business opportunities. The Company intends to seek other opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. Rather, we intend to build from start-up instead of incurring expensive acquisition costs. While we intend to proceed with the SRC Foods model for our current business we are still considering other industries as well as natural resources. Crude oil production has been on our list of interests and we have identified suitable targets to get a foot-hold in the very hot Bakken Zone of the Williston Basin, both in Montana and North Dakota as well as prospects for low risk drilling in Alberta and Saskatchewan. During April, we announced our plans to raise Five million dollars for drilling, acquisition of properties and possibly the acquisition of companies doing business in the Bakken oil patch. Our off-balance sheet related party oil company has formed a Montana Limited Partnership of the purposes of raising these funds and more.

Our food distribution/reseller division, different from the SRC Foods model, intends to begin initial operations during the summer of 2013 in Florida. Initially we will be reselling containers of food and sundry items to the Caribbean nations from global suppliers. SRC GROUP INTERNATIONAL I&E LLC., is actively and strategically growing its organization base in Importing and Exporting food worldwide to comply with our client’s needs by supplying the client with the following items: Meat, seafood, dairy, frozen food, dry grocery; full container loads either mixed items or single item full container loads.

SRC GROUP INTERNATIOANL I&E LLC., began as a vision to build a worldwide food service delivery system. The dream that inspired the vision began with Anne-Marie Desroches, Managing Member, who has been in the Food & Hospitality Industry over the past 30 years and has built a very strong network globally, and understands the need for providing clients worldwide with quality food products. SRC GROUP INTERNATIOANL I&E LLC., originally formed as a Burlington, VT private company created in April 2013 and based at our food division’s head office in Vermont with a view towards opening in Hollywood, Florida during the summer of 2013.

OUR MISSION, VISION & VALUES

Our Mission: To offer premium quality products that have been supplied to us by domestic & international suppliers. The wide variety of items may range from gourmet to everyday life and every budget. We strive to provide exceptional service and to exceed our client’s expectations by continuously being proactive in understanding and meeting the clients’ needs. Our commitment to excellence, quality and service has been our mission from day one and has brought as much to our clientele as to our mutual success and prosperity. Our experienced team understands the need for accurate and prompt deliveries.

Our Vision: To be the leader that specializes in the Food Industry segment serving the Hotel Food supply needs as well as wholesalers, distributors and government establishments. Our goal: to be known as a Preferred Supplier.

Our Values: Leadership the mainstay of our entire team. True leaders that are committed to honesty and integrity. We hold ourselves responsible for doing the right thing at all times.

Innovative and Agile: We are innovative, responsive and flexible which enables us to tackle complex challenges quickly and efficiently.

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

Employees

As of March 31, 2013 the Company had no full-time employees. Donald Perks was the Company’s sole officer and director until late in Fiscal year 2012 staying on briefly as acting-president from March 20, 2012 until May 23, 2012. Since May 23, 2012 Jeffrey R. Bruhjell served part-time as the sole executive officer and one of two directors. On September 17, 2012 Serge Talon joined the board of directors and became the president & CEO and Mr. Bruhjell remained on the board and serves as the Corporate Secretary and Chief Financial Officer. The size of the Board of Directors is now three. We currently have four part-time employees.

Item 1A. RISK FACTORS

Not Applicable to Smaller Reporting Company.

Item 1B. Unresolved Staff Comments. Not applicable to Smaller Reporting Company.

Item 2. Description of Property.

During the fiscal year ending March 31, 2013, office rent totaled $ NIL. The office rent has been and will be treated as a capital administrative expense.

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

The Company's common stock has been quoted Over-the-Counter on the OTC Markets QB Tier. The Company's shares are not quoted on any Canadian market.

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

On March 5, 2007, the Company received a Cease Trade Order (CTO) from the Alberta Securities Commission, (the "ASC") which was limited to the Province of Alberta, Canada, for not filing annual audited financial statements for the year ended March 31, 2006, interim unaudited financial statements for the interim periods ended December 31, 2005, June 30, 2006, September 30, 2006 and December 31, 2006.

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 revoking the Cease Trade Order in the provinces of British Columbia and Alberta.

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock trades Over-the-Counter (OTC) on the OTC Markets QB tier have brought all delinquent Reports to the United States SEC current during November 2012. Table 1 sets forth the high and low sale information for fiscal years 2013 and 2012. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Sale Information

Fiscal Quarter Ended	High	Low

March 31, 2013	0.11	0.015
December 31, 2012	0.03	0.0021
September 30, 2012	0.0117	0.004
June 30, 2012	0.019	0.0028
March 31, 2012	0.018	0.0125

December 31, 2011	0.014	0.0065
September 30, 2011	0.052	0.01
June 30, 2011	0.21	0.04
March 31, 2011	0.094	0.065

(b)	Holders of Common Stock.

On March 31, 2013 there were 63 holders of record of our common stock and there were 48,197,613 common shares issued with 35,436,393 outstanding. A significant number of shares are held in “street name” therefore we believe that the number of beneficial shareholders exceeds the number of record shareholders the indirect holders is estimated 321 at March 31, 2013.

(c)	Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(d)	Recent Sales of Unregistered Securities:

During the year ended March 31, 2013:

•	issued 2,400,000 common shares valued at $5800 for share subscriptions received in Q2
•	issued 3,650,000 common shares valued at $73,000 for a Note with connected Warrant that was exercised
•	issued 1,642,500 common shares valued at $41,063 to consultants for compensation
•	issued 16,614,960 common shares valued at $415,374 in exchange for debt

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

Our audited Balance Sheet and accompanying related Statements of Operations, Stockholder’s Equity, and Cash Flows for each of the two year periods ended March 31, 2013 and March 31, 2012, and from April 1, 1999 to March 31, 2013 are prepared in accordance with United States Generally Accepted Accounting Principles.

A. OPERATING RESULTS

The following discussion and analysis is based on and should be read in conjunction with the Company's audited financial statements including the notes thereto and other financial information appearing elsewhere herein.

RESULTS OF OPERATIONS - YEAR TO YEAR COMPARISONS BETWEEN 2013 AND 2012.

For the year ended March 31, 2013 the Company achieved sales revenues of $ NIL compared with sales revenues of $ NIL for the period ended March 31, 2012. The Company's net loss for the year was $(370,090) in 2013 compared to net loss of $(65,142) in 2012. As of the year ended March 31, 2013, the Company had an accumulated stockholders' deficiency of $($2,781,591).

B. LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2013 COMPARED WITH THE YEAR ENDED MARCH 31, 2012

The Company had no assets in 2012 and $118,093 in 2013.The Company's overall liabilities decreased to $868,386 in 2013 from $915,440 in 2012.

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

On April 5, 2012, the Jumpstart Our Business Startups (JOBS) Act was signed into law. The Act requires the United States Securities and Exchange Commission to adopt rules to implement a new exemption that will allow crowdfunding. Until then, the SEC is reminding issuers that any offers or sales of securities purporting to rely on the crowdfunding exemption would be unlawful under the federal securities laws. As of the date of this Annual Report to the United States SEC the JOBS Act Rules have not be written or published. The Company continues to use exemptions under Regulation D, Rule 506 for sales of Unregistered Securities.

OFF-BALANCE SHEET ARRANGEMENTS: The Company has arrangements with a non-affiliated company in the oil business with at least one director in common that has loan arrangements that could be settled by Company shares if the related party oil company does not repay the loans.

7A. Quantitative And Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The audited financial statements for the Company for March 31, 2013 and 2012 are attached hereto and form a material part of this Annual Report along with Statements of Operations from April 1, 1999 to March 31, 2013.

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

27 Beach Road Suite CO5A

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Immune Technologies, Inc.

We have audited the accompanying balance sheets of Global Immune Technologies, Inc. as of March 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2013, and from April 1, 1999 to March 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Immune Technologies, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, and from April 1, 1999 to March 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

Donahue Associates LLC

Monmouth Beach, N.J.

June 11, 2013

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of March 31, 2013 and March 31, 2012

	31-Mar-13	31-Mar-12
ASSETS
Current assets:
Cash	$116,993	$0
Accounts receivable	1,100	0
Total Current Assets	$118,093	$0

Total Assets	$118,093	$0

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$245,437	$218,054
Subscriptions payable	172,937	0
Note payable	32,500	0
Payable to related parties	417,512	697,386
Total Current Liabilities	$868,386	$915,440

Shareholder's Deficit:
Authorized unlimited shares, issued and outstanding, no par value 48,197,613 outstanding at March 31, 2013 and 23,890,153 at March 31, 2012	$4,077,708	$3,542,471
Accumulated deficit- development stage	(4,832,543)	(4,462,453)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(750,293)	(915,440)

Total Liabilities & Shareholders' Deficit	$118,093	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2013 and March 31, 2012 and

From April 1, 1999 to March 31, 2013

			From April 1, 1999
	31-Mar-13	31-Mar-12	to March 31, 2013

General & administrative expenses:
Management fees	$117,000	$30,000	$344,383
Professional fees	47,398	32,797	564,893
Travel & entertainment	31,774	0	35,272
Transfer agent & filing fees	9,800	0	17,456
Automobile expense	7,764	0	7,764
Foreign currency gain (loss)	8,033	0	8,791
Rent expense	0	0	74,177
General administration	1,800	2,345	338,035
Office supplies and sundry expenses	35,743	0	157,092
Consulting expense	110,778	0	313,221

Net loss before other income (expense)	$(370,090)	$(65,142)	$(1,861,084)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	$(370,090)	$(65,142)	$(2,588,516)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(370,090)	$(65,142)	$(2,781,591)

Basic & diluted loss per share	$(0.01)	$(0.00)

Weighted average of common shares outstanding	25,853,333	23,890,153

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2013 and March 31, 2012 and

From April 1, 1999 to March 31, 2013

			From April 1, 1999
	31-Mar-13	31-Mar-12	to March 31, 2013
Operating activities:
Net loss	$(370,090)	$(65,142)	$(2,781,591)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	41,063	0	207,379
Translation adjustment	0	0	187,015
Subscriptions payable	172,937	0	172,937
Accounts payable	27,383	35,142	245,437
Due to related parties	208,500	30,000	417,512
Net cash used by operations	$79,793	$0	$(1,551,311)

Financing activities:
Private placement	$5,800	$0	$650,949
Stock options exercised	0	0	523,508
Proceeds from note payable	32,500	0	32,500
Debentures sold	0	0	165,477
Net cash provided by financing activities	38,300	0	1,372,434

Net increase (decrease) in cash during the period	$118,093	$0	$(178,877)

Cash balance at beginning of fiscal year	0	0	296,970

Cash balance at end of period	$118,093	$0	$118,093

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to March 31, 2013

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (1 for 5)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945
Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

Balance at March 31, 2012	23,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Issuance of common stock	2,400,000	5,800			5,800
Stock options exercised	3,650,000	73,000			73,000
Issued shares to consultants	1,642,500	41,063			41,063
Issued shares for debt	16,614,960	415,374			415,374
Net loss for the fiscal year			(370,090)		(370,090)

Balance at March 31, 2013	48,197,613	$4,077,708	($4,832,543)	$4,542	($750,293)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Years Ended March 31, 2013 and March 31, 2012

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2013 and March 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

3. Fair Value of Financial Instruments

Fair Value Measurements under generally accepted accounting principles clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy as follows.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Cash, accounts receivable, accounts payables and accrued expenses, subscriptions payable, note payable, and payable to related parties in the balance sheet are estimated to approximate fair market value at March 31, 2013 and March 31, 2012 because of their short term nature.

4. Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	31-Mar-13	31-Mar-12

Net loss	$(370,090)	$(65,142)

Weighted average shares outstanding	25,853,333	23,890,153

Basic & diluted loss per share	$(0.01)	$(0.00)

5.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	31-Mar-13	31-Mar-12

Don Perks- former president	$225,755	$225,755
Quebec Inc- warrant holder	135,500	0
Arcas Corp Mgt- shareholder	0	415,374
Biaverde Investments- shareholder	39,021	39,021

Naaeem Tyab- Creditor	17,236	17,236

Total related party payables	$417,512	$697,386

6.	Income Tax Provision

Provision for income taxes is comprised of the following:	31-Mar-13	31-Mar-12

Net loss	$(370,090)	$(65,142)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(668,252)	(542,421)
Allowance for recoverability	668,252	542,421
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$668,252	$542,421
Allowance for recoverability	(668,252)	(542,421)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2033 and may not be recoverable upon the purchase of the Company under current

IRS statutes.

7.	Note Payable

In March 2013, the Company issued a note to a financing company for $32,500. The note is unsecured and carries an interest rate of 8% and is due in December 2013.

8.	Common Stock and Warrant Transactions

In December 2012, the Company issued 2,400,000 shares of common stock and received proceeds of $5,800.

On September 28, 2012 the Company issued a warrant to a related party, 9219 8050 Quebec Inc., in consideration of an advance of $73,000. One warrant is for 3,650,000 shares of Common Stock at an exercise price of $0.02 expiring on September 28, 2013 and if exercised prior to expiration an “exploding” warrant for 1,825,000 at an exercise price of $0.20 expiring on September 28, 2014.

On December 4, 2012 the Company issued a warrant to a related party, 9219 8050 Quebec Inc., in consideration of an advance of $129,000. One warrant is for 10,425,000 shares of Common Stock at an exercise price of $0.02 expiring on December 4, 2013 and if exercised prior to expiration an “exploding” warrant for 5,212,500 at an exercise price of $0.25 expiring on December 4, 2014.

In March 2013, 9219 8050 Quebec Inc. exercised 3,650,000 warrants at $0.02 for $73,000 and was issued 3,650,000 shares of stock.

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

The following is a summary of common stock warrants outstanding at March 31, 2013.

		Average	Average
		Exercise Price	Years to Maturity

Balance at March 31, 2012	0

Issues	14,075,000
Exercises	(3,650,000)
Expired	0

Balance at March 31, 2013	10,425,000	$0.02	0.68

During fiscal year 2013, the Company issued 1,642,500 shares of common stock to consultants for services rendered and recorded an expense in the statement of operations of $41,063.

During fiscal year 2013, the Company issued 16,614,960 shares of common stock to a related party to retire a payable of $415,374.

9.	Subsequent Events

The Company has made a review of material subsequent events from March 31, 2013 through the date of this report and found no material subsequent events reportable during this period.

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

As of the end of the reporting period, March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

We have for the report to the US Securities and Exchange Commission on Form 10-Q for the period December 31, 2012 and this report on Form 10-K for the fiscal year end March 31, 2013 and future needs engaged the accounting firm of Montgomery and Merrill PC, Certified Public Accountants of Burlington, Vermont. They will work with management as outside consultants and interface with our auditor, Donahue and Associates.

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

ITEM 9B. Other Information.

During June of 2013 the Company issued 11,351,099 shares of Unregistered Securities as Common Stock for values from $0.02 to $0.03.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the officers and directors of the Global Immune Technologies, Inc.

(a) Directors and Executive Officers

The following table sets forth the name, age, and position of each Director and Executive Officer of Global Immune Technologies Inc.:

NAME	AGE	POSITION	Term of Office

Serge Talon	66	President, CEO	September 17, 2012 –
		& Director	Present

Jeffrey R. Bruhjell	58	CFO/Secretary	May 23, 2012-Present
		& Director

Alejandro Bellapart-Heine, Esq.	43	Director	April 20, 2011 – Present

Neither Mr. Talon, Mr. Bellapart, nor Mr. Bruhjell will be paid for their services as directors at this time.

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

23

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations,
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•	Accountability for adherence to the Code.

Item 11. Executive Compensation.

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended March 31, 2012 and March 31, 2011.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Serge Talon,	2013	59,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	59,000
Pres., CEO	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director (1)

Alejandro	2013	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bellapart, Director	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeffrey R.	2013	58,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	$58,000
Bruhjell, CFO	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Serge Talon’s annual compensation was $59,000.
(2)	Jeffrey R. Bruhjell annual compensation was $65,000.

Grants of Plan-Based Awards

We made no grants from plans to any executive officer during the fiscal year ended March 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended March 31, 2013.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Serge Talon,	-0-	-0-	-0-	-0-
Director

Jeffrey R.	-0-	-0-	-0-	-0-
Bruhjell,
Director

Alejandro Bellapart, Esq.	-0-	-0-	-0-	-0-
Director

Director Compensation

The Company has not established any policy concerning director compensation.  No directors received any compensation during the fiscal year ended March 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Table 1 lists the officers and directors and the persons who are known to the Company to be the owners of more than five percent of the Company’s equity shares according to the Company’s records as of March 31, 2013. Beneficial Ownership of more than 5% based on 48,197,613 common shares.

Table 1

Officers, Directors & Beneficial Ownership of 5%.

(a) The following shareholders are Officers, Directors or own five (5%) percent or more of our common stock.

Shareholder Name and Address	Number of Shares	Percentage Ownership
	Beneficially Owned	Beneficially Owned
	Common Shares	Common Shares
Serge Talon 2809 Great Northern Loop Ste 100 Missoula, MT 59808	977,300	2.02%

Jeffrey R. Bruhjell(1) 2809 Great Northern Loop Ste 100 Missoula, MT 59808	5,694,508	11.8%

Mid-Atlantic Capital(1) Avenida Jaime III, 25 1st Floor B Palma de Mallorca, Spain	1,000,000	2.07%

Capital Associates(2) Avenida Jaime III, 25 1st Floor B Palma de Mallorca, Spain	2,500,000	5.18%

All Officers & Directors	10,171,808	21.1%

9219-8050 Québec Inc.(3) 1467 de La Providence St. Longueil, QC J4K 1B9	8,175,000	16.9%

Elizabeth Cain 405 Kings Road London SW10 0BB United Kingdom	3,653,740	7.6%

J&J Rentals Avenida Jaime III, 25 1st Floor B Palma de Mallorca, Spain	4,653,740	9.7%

All Directors, Officers and 5% stockholders in total
	26,654,288	55.3%

Note:

1.	Jeffrey R. Bruhjell, is a natural person with a one-third beneficial interest in Mid-Atlantic Capital but no voting or dispositive control of shares owned by Mid-Atlantic Capital.

2.	Alejandro Bellapart, is the natural person who has voting and dispositive control of the shares owned by Capital Associates.
3.	Fernando Charest and Michel Desroche, are the natural persons who have voting and dispositive control of the shares owned by 9219-8050 Quebec Inc.

(b) Security Ownership of Management. Based on 48,197,613 shares as set forth in (a) above as of March 31, 2013.

(c) Changes in Control.

The Company anticipates that compensation will be provided by the Company during the Company's next financial year to Serge Talon and Jeffrey R. Bruhjell in conjunction with certain management and administrative services to be provided to the Company. The form of payment may be common stock grants.

The Company has Warrants outstand that if exercised would convert into 12,250,000 shares.

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

Serge Talon, president & CEO and Jeffrey R. Bruhjell, Corporate Secretary & CFO received $59,000 and $58,000, respectively, in executive compensation during the fiscal year 2013.

Corporate offices were provided by Jeffrey R. Bruhjell, the Company’s Corporate Secretary and Chief Financial Officer and director for fiscal years 2013, 2012. Rent was not accounted for as a payable to Mr. Bruhjell, but rather as additional paid in capital.

The company also paid rent of $ Nil per month for 400 square feet in Burlington, Vermont.

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

The Company does not currently have a process for security holders to send communications to the Board.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	Year End 3-31-13	Year End 3-31-12

Audit Fees	$7,500	$6,500
Audit-related Fees	3,000	3,000
Tax Fees	-	-
All other fees	110,778	-
Total Fees	$121,278	$9,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were $3,000 Audit-Related services provided in fiscal 2013 and $9,500 fees for services for Fiscal Year 2012 and $6,500 that were paid in 2013 as part of bringing the delinquent audits and Reports to the United States SEC current.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were $110,778 management consulting services provided in fiscal 2013 and Nil for 2012.

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

To our knowledge, the Company's principal accountant during the fiscal year ending March 31, 2013 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits Index

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 19, 2013

Global Immune Technologies, Inc.

/s/ Serge Talon
By: Serge Talon
Title: President &
Chief Executive Officer (CEO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 19, 2013

Global Immune Technologies, Inc.

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)

