Form 10-Q
period 2013-06-30
Global Immune Technologies Inc.
filed 2013-08-14
CIK 1105284

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2013

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

As of June 30, 2013 we had 59,523,712 shares of common stock issued and outstanding and as of July 31, 2013 we had 65,349,731 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.

(A Development Stage Company)

Balance Sheets

As of June 30, 2013 and March 31, 2013

	30-Jun-13	31-Mar-13
ASSETS

Current assets:
Cash	$133,937	$116,993
Accounts receivable	1,100	1,100
Total Current Assets	$135,037	$118,093

Other assets:
Receivable from employees	17,607	0

Total Assets	$152,644	$118,093

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$247,693	$245,437
Subscriptions payable	172,467	172,937
Note payable	65,000	32,500
Due to related parties	417,512	417,512
Total Current Liabilities	$902,672	$868,386

Shareholder's Deficit:
Authorized unlimited shares, issued and outstanding, no par value 48,197,613 outstanding at March 31, 2013 and 59,523,712 at June 30, 2013	$4,309,298	$4,077,708
Accumulated deficit- development stage	(5,063,868)	(4,832,543)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(750,028)	(750,293)

Total Liabilities & Shareholders' Deficit	$152,644	$118,093

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Operations

For the Quarters Ended June 30, 2013 and June 30, 2012 and

From April 1, 1999 to June 30, 2013

			From April 1, 1999
	30-Jun-13	30-Jun-12	to June 30, 2013

General & administrative expenses:
Management fees	$96,064	$10,333	$440,447
Professional fees	6,050	0	570,943
Travel & entertainment	23,427	0	58,699
Transfer agent & filing fees	2,140	0	19,596
Automobile expense	1,860	0	9,624
Foreign currency gain (loss)	0	0	8,791
Rent expense	0	0	74,177
General administration	179	0	338,214
Office supplies and sundry expenses	29,935	0	187,027
Consulting expense	71,670	0	384,891

Net loss before other income (expense)	$(231,325)	$(10,333)	$(2,092,409)

Deferred expenses written off	0	0	(318,404)
Forgiveness of debt	0	0	145,450
Gain on sale of mineral rights	0	0	110,859
Legal settlement	0	0	129,031
Other write offs	0	0	(607,353)
Translation adjustment	0	0	(187,015)

Net loss from continuing operations	$(231,325)	$(10,333)	$(2,819,841)

Net loss from discontinued operations	0	0	(193,075)

Net loss	$(231,325)	$(10,333)	$(3,012,916)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted average of common shares outstanding	52,979,744	23,890,153

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Quarters Ended June 30, 2013 and June 30, 2012 and

From April 1, 1999 to June 30, 2013

			From April 1, 1999
	30-Jun-13	30-Jun-12	to June 30, 2013
Operating activities:
Net loss	$(231,325)	$(10,333)	$(3,012,916)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	207,379
Translation adjustment	0	0	187,015
Accounts receivable	0	0	(1,100)
Receivable from employees	(17,607)	0	(17,607)
Subscriptions payable	(470)	0	172,467
Accounts payable	2,256	10,333	247,693
Due to related parties	0	0	417,512
Net cash used by operations	$(247,146)	$0	$(1,799,557)

Financing activities:
Private placement	$231,590	$0	$882,539
Stock options exercised	0	0	523,508
Proceeds from note payable	32,500	0	65,000
Debentures sold	0	0	165,477
Net cash provided by financing activities	264,090	0	1,636,524

Net increase (decrease) in cash during the period	$16,944	$0	$(163,033)

Cash balance at beginning of fiscal year	116,993	0	296,970

Cash balance at end of period	$133,937	$0	$133,937

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

From April 1, 1999 to June 30, 2013

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696

Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	7,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	23,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 2012	23,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Issuance of common stock	2,400,000	5,800			5,800

Stock options exercised	3,650,000	73,000			73,000

Issued shares to consultants	1,642,500	41,063			41,063

Issued shares for debt	16,614,960	415,374			415,374

Net loss for the fiscal year			(370,090)		(370,090)

Balance at March 31, 2013	48,197,613	$4,077,708	$(4,832,543)	$4,542	$(750,293)

Issuance of common stock	11,326,099	231,590			231,590

Net loss for the period			(231,325)		(231,325)

Balance at June 30, 2013	59,523,712	$4,309,298	$(5,063,868)	$4,542	$(750,028)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Quarters Ended June 30, 2013 and June 30, 2012

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

Global Immune Technologies, Inc. is emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are to be sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new re-order items via the Internet. Meat, poultry and fish items will be packed in individual portions at our food processing plants and frozen for freshness. We will offer meat, chicken and seafood as well as other food products.

The Company has been offering shares to persons interested in supplying us with capital to begin operations. We still have limited capital and will focus our initial operations to one or two such business locations to be able to take advantage of our proposed business opportunities. The Company intends to seek other opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. Rather, we intend to build from start-up instead of incurring expensive acquisition costs. While we intend to proceed with the foods model for our current business we are still considering other industries as well as natural resources.

Crude oil production has been on our list of interests and we have identified suitable targets to get a foot-hold in the very hot Bakken Zone of the Williston Basin, both in Montana and North Dakota as well as prospects for low risk drilling in Alberta and Saskatchewan. During April 2013, we announced our plans to raise five million U.S. dollars for drilling, acquisition of properties and possibly the acquisition of companies doing business in the Bakken oil patch.

The Company will need substantial capital to achieve its business plans. Management cannot provide assurance that its business plans will be achieved once its capital goals have been met nor can it provide an estimate on the level of capital that will be needed to achieve its business plan goals.

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

Cash, accounts receivable, accounts payables and accrued expenses, subscriptions payable, note payable, and payable to related parties in the balance sheet are estimated to approximate fair market value at June 30, 2013 and June 30, 2012 because of their short term nature.

4. Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.

	30-Jun-13	30-Jun-12

Net loss	$(231,325)	$(10,333)

Weighted average shares outstanding	52,979,744	23,890,153

Basic & diluted loss per share	$(0.00)	$(0.00)

5.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Jun-13	31-Mar-13

Don Perks- former president	$225,755	$225,755
Quebec Inc- warrant holder	135,500	135,500
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- creditor	17,236	17,236

Total related party payables	$417,512	$417,512

6.	Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Jun-13	30-Jun-12

Net loss	$(231,325)	$(10,333)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(746,903)	(523,786)
Allowance for recoverability	746,903	523,786
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$746,903	$523,786
Allowance for recoverability	(746,903)	(523,786)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2033 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7.	Note Payable

In March 2013, the Company issued a note to a financing company for $32,500. The note is unsecured and carries an interest rate of 8% and is due in December 2013. In June 2013, the Company issued a note to a financing company for $32,500. The note is unsecured and carries an interest rate of 8% and is due March 2014.

8.	Common Stock and Warrant Transactions

In December 2012, the Company issued 2,400,000 shares of common stock and received proceeds of $5,800.

On September 28, 2012 the Company issued a warrant to a related party, Quebec Inc, in consideration of an advance of $73,000. One warrant is for 3,650,000 shares of Common Stock at an exercise price of $0.02 expiring on September 28, 2013 and if exercised prior to expiration an “exploding” warrant for 1,825,000 at an exercise price of $0.20 expiring on September 28, 2014.

On December 4, 2012 the Company issued a warrant to a related party, Quebec Inc, in consideration of an advance of $129,000. One warrant is for 10,425,000 shares of Common Stock at an exercise price of $0.02 expiring on December 4, 2013 and if exercised prior to expiration an “exploding” warrant for 5,212,500 at an exercise price of $0.25 expiring on December 4, 2014.

In March 2013, Quebec Inc. exercised 3,650,000 warrants at $0.02 for $73,000 and was issued 3,650,000 shares of stock.

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

The following is a summary of common stock warrants outstanding at June 30, 2013.

		Average	Average
		Exercise Price	Years to Maturity

Balance at March 31, 2013	10,425,000

Issues	0
Exercises	0
Expired	0

Balance at June 30, 2013	10,425,000	$0.02	0.43

During fiscal year 2013, the Company issued 1,642,500 shares of common stock to consultants for services rendered and recorded an expense in the statement of operations of $41,063.

During fiscal year 2013, the Company issued 16,614,960 shares of common stock to a related party to retire a payable of $415,374.

In the first quarter of fiscal year 2014, the Company issued 11,326,099 shares of common stock and received proceeds of $231,590.

9.	Subsequent Events

The Company has made a review of material subsequent events from June 30, 2013 through the date of this report and found no material subsequent events reportable during this period.

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

Subsequently to March 31, 2005, the Company has agreed to purchase WSG Systems Inc., (“WSG”) its' business and assets from Global Lottery Corporation for the issuance of 100,000,000 shares of common stock. The assets of WSG include proprietary technology, software, its trade names and trademarks as those products pertain to the worldwide lottery industry and/or worldwide pari-mutual betting. The products are designed to be used by all entities in the industry for conducting lotteries and or pari-mutual betting, including corporations and/or governmental agencies representing countries, provinces, states, etc. to implement and/or to improve their lottery and/or pari-mutuel betting systems.

On July 19, 2006, the Company entered into a securities exchange agreement with MediPri Limited, Primemedical International, Ltd. (“MedPri”) and Medical Monitors Limited (“MML”). The transaction was revised on May 17, 2007. The transaction was rescinded on July 11, 2007.

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

On March 20, 2012 the agreement for a joint venture was rescinded by the board of directors along with the cancellation of the 92,000,000 common shares issued for the purchase and JV.

On December 3, 2012 we announced the results of a Special Meeting of Shareholders held by 61.5% of the then issued shareholders as of the Record Date September 20, 2012 formally cancelling the share issuance and IAT purchase and Joint Venture pursuant to Wyoming Statutes Annotated 17-16-1108 & 17-16-111(c) among others, and cancel them pursuant to WS 17-16-603(a) and declining to confer voting rights per WS 17-18-306.

(c) Current Business of the Issuer

Global Immune Technologies, Inc. is a Development Stage Company and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators. Our Company Web site URL is: http://www.globalimmunetechnologies.com

Global Immune Technologies, Inc. is emerging as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items are sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new re-order items via the Internet. Meat, poultry and fish items are packed in individual portions at our food processing plants and frozen for freshness. We offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

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

Our food distribution/reseller division, different from the SRC Foods model, intends to begin initial operations during the autumn of 2013 in Florida. Initially we will be reselling containers of food and sundry items to the Caribbean nations from global suppliers. SRC FOOD CAPITAL of AMERICA INC., is actively and strategically growing its organization base in Importing and Exporting food worldwide to comply with our client’s needs by supplying the client with the following items: Meat, seafood, dairy, frozen food, dry grocery; full container loads either mixed items or single item full container loads.

SRC FOOD CAPITAL of AMERICA INC., began as a vision to build a worldwide food service delivery system. The dream that inspired the vision began with one of our associates, who has been in the Food & Hospitality Industry over the past 30 years and has built a very strong network globally, and understands the need for providing clients worldwide with quality food products. SRC FOOD CAPITAL of AMERICA INC., originally formed as a Burlington, VT private company created in April 2013 and based at our food division’s head office in Vermont.

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

Comparison of three months ended June 30 2013 with the three months ended June 30, 2012

During the three month periods ended June 30, 2012 and June 30, 2013, we did not experience revenues from operations.

Operating expenses for the period April 1, 2013 to June 30, 2013 was $(231,325) compared to the same three month period from April 1, 2012 to June 30, 2012 was $(10,333). The increase in expense is primarily due to $18,493 being spent on rehabilitating the company, settling old debts and keeping current the accounting and $6,206 filing reports with the Securities and Exchange Commission and $19,281 spent on developing new business plans for the future operations of the Company and $11,441 on Foreign Currency Translation and $55,421 funding new subsidiaries.

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

From our inception through the period ended June 30, 2013, we have relied on the services of outside consultants for services and currently have four part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We filed the report to the US Securities and Exchange Commission on Form 10-Q for the period December 31, 2012 on time. We filed the annual report to the United States Securities and Exchange Commission on Form 10-K for the period March 31, 2013 on time.

We have for this report to the US Securities and Exchange Commission on Form 10-Q for the period June 30, 2013 and our future needs engaged the accounting firm of Montgomery and Merrill PC, Certified Public Accountants of Burlington, Vermont. They will work with management as outside consultants and interface with our auditor, Donahue and Associates.

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

On March 5, 2007, the Company received a Cease Trade Order (CTO) from the Alberta Securities Commission (the "ASC") which was limited to the Province of Alberta, Canada, for not filing annual audited financial statements for the year ended March 31, 2006, interim unaudited financial statements for the interim periods ended December 31, 2005, June 30, 2006, December 31, 2006 and December 31, 2006.

The Company requested exemptive relief and was granted a Revocation Order on March 4, 2011 removing the Cease Trade Order in the provinces of British Columbia and Alberta.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In May 2013 we issued 11,326,099 shares of Common Stock for previously subscribed to shares of $231,590 in private placements. All funds received from the sale of our securities were used for working capital purposes.

On July 11, 2013 we issued 9,826,019 shares of Common Stock for previously subscribed to shares of $271,590 in private placements. All funds received from the sale our securities were used for working capital purposes.

All securities bear a legend restricting their disposition.

Net cash provided by financing activities for the period April 1, 2013 to June 30, 2013 was approximately $263,620; and from April 1, 2012 to June 30, 2012 was $5,800. This consisted of net proceeds received from related parties of $118,500 and the subscription for shares to be issued for $112,620 cash and $32,500 as a Note. The funds were used for general Operating Expenses. The securities subscribed to bear a legend restricting their disposition. (See Item 5. Below)

Item 3. Defaults upon Senior Securities.

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

Warrants Issued and Outstanding at June 30, 2013

Name	Issue Date	Expiration Date	Number of A Warrants		Exercise Price	Exploding B Warrants		Issue Date	Expiration Date	Exercise Price
9219-8050 Quebec Inc.	9/28/2012	9/28/2013	3,650,000	(1)	$0.02	1,825,000	(3)	January 29, 2013	9/28/2014	$0.20

9219-8050 Quebec Inc.	12/04/2012	12/04/2013	10,425,000	(2)	$0.02	5,212,500	(3)	on exercise of A Warrants	12/04/2014	$0.25

(1)	Exercised in January 2013.

(2)	Exercised in July 2013.

(3)	Exploding B Warrants now in existence.

Subsequent Events

In July 2013 the Warrant holder gave us Notice of Warrant Exercise for 10,425,000 shares exercisable into Common Stock at a price of $0.02 per share, converting the entire December 2012 Note of $208,500 into capital. This triggered an Exploding B Warrant for 5,212,500 shares at a price of $0.25 expiring on December 4, 2014. All the shares bear a restrictive legend.

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

August 14, 2013

Global Immune Technologies, Inc.

/s/ Serge Talon:
Serge Talon
Title: President &
Chief Executive Officer (CEO)

/s/ J R Bruhjell
Jeffrey R. Bruhjell
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)

