Form 10-Q
period 2013-09-30
Global Immune Technologies Inc.
filed 2013-11-19
CIK 1105284

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 0-30520

GLOBAL IMMUNE TECHNOLOGIES, INC.
(Name of registrant as specified in its Charter)

Wyoming	98-05327255
(State of Incorporation)	(IRS Employer Identification No.)

110 Main Street, Suite 201, Burlington, VT	05401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	802-540-0745

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

As of September 30, 2013 we had 157,349,731shares of common stock issued and outstanding and as of July 31, 2013 we had 65,349,731 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Global Immune Technologies, Inc.
(A Development Stage Company)
Balance Sheets
As of September 30, 2013 and March 31, 2013

ASSETS	30-Sep-13	31-Mar-13

Current assets:
Cash	$12,794	$92,038
Accounts receivable	1,500	1,100
Total Current Assets	$14,294	$93,138

Other assets:
Receivable from employees	82,562	46,455

Total Assets	$96,856	$139,593

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$224,247	$245,437
Subscriptions payable	0	172,937
Convertible note payable	65,000	32,500
Due to employees	38,779	0
Due to related parties	417,512	417,512
Total Current Liabilities	$745,538	$868,386

Shareholder's Deficit:
Authorized 500,000,000 shares, issued and outstanding, no par value 140,197,613 outstanding at March 31, 2013 and 157,349,731 at September 30, 2013	$4,561,228	$4,092,187
Accumulated deficit- development stage	(5,214,452)	(4,825,522)
Accumulated comprehensive gain	4,542	4,542
Total Shareholders' Deficit	(648,682)	(728,793)

Total Liabilities & Shareholders' Deficit	$96,856	$139,593

Please see the notes to the financial statements.

Global Immune Technologies, Inc.
(A Development Stage Company)
Statements of Operations
For the Six Months and Quarters Ended September 30, 2013 and
September 30, 2012 and From April 1, 1999 to September 30, 2013
(As Restated)

	6 Months	6 Months	3 Months	3 Months	From April 1, 1999
	30-Sep-13	30-Sep-12	30-Sep-13	30-Sep-12	to September 30, 2013

General & administrative expenses:
Management fees	$148,531	$46,000	$52,467	$35,667	$492,914
Professional fees	27,125	6,500	21,075	6,500	592,018
Travel & entertainment	30,205	3,177	6,778	3,177	65,477
Transfer agent & filing fees	2,142	5,254	2	5,254	19,598
Automobile expense	0	6,257	(1,860)	6,257	7,764
Foreign currency gain (loss)	16,218	0	16,218	0	25,009
Rent expense	0	0	0	0	74,177
General administration	250	1,272	71	1,272	338,285
Office supplies and sundry expenses	29,247	0	(688)	0	164,839
Consulting expense	120,228	9,250	48,558	9,250	433,449

Net loss before other income (expense)	$(373,946)	$(77,710)	$(142,621)	$(67,377)	$(2,213,530)

Interest expense	(14,984)	0	0	0	(29,463)
Deferred expenses written off	0	0	0	0	(318,404)
Forgiveness of debt	0	0	0	0	145,450
Gain on sale of mineral rights	0	0	0	0	110,859
Legal settlement	0	0	0	0	129,031
Other write offs	0	0	0	0	(607,353)
Translation adjustment	0	0	0	0	(187,015)

Net loss from continuing operations	$(388,930)	$(77,710)	$(142,621)	$(67,377)	$(2,970,425)

Net loss from discontinued operations	0	0	0	0	(193,075)

Net loss	$(388,930)	$(77,710)	$(142,621)	$(67,377)	$(3,163,500)

Basic & diluted loss per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average of common shares outstanding	147,929,934	140,197,613	140,197,613	140,197,613

Please see the notes to the financial statements.

Global Immune Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended September 30, 2013 and September 30, 2012 and
From April 1, 1999 to September 30, 2013

			From April 1, 1999
	30-Sep-13	30-Sep-12	to September 30, 2013
Operating activities:
Net loss	$(388,930)	$(77,710)	$(3,163,500)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting fees & services expense	0	0	207,379
Translation adjustment	0	0	187,015
Interest expense	14,984	0	29,463
Accounts receivable	(400)	0	(1,500)
Receivable from employees	(36,107)	0	(82,562)
Subscriptions payable	(172,937)	5,800	0
Accounts payable	(21,190)	0	224,247
Due to employees	38,779	0	38,779
Due to related parties	0	79,500	417,512
Net cash used by operations	$(565,801)	$7,590	$(2,143,167)

Financing activities:
Private placement	$454,057	$0	$1,105,006
Stock options exercised	0	0	523,508
Proceeds convertible notes issued	32,500	0	65,000
Debentures issued	0	0	165,477
Net cash provided by financing activities	486,557	0	1,858,991

Net increase (decrease) in cash during the period	$(79,244)	$7,590	$(284,176)

Cash balance at beginning of fiscal year	92,038	0	296,970

Cash balance at end of period	$12,794	$7,590	$12,794

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

Please see the notes to the financial statements.

Global Immune Technologies, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity
From April 1, 1999 to September 30, 2013

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 1999	3,029,415	$2,137,247	$(2,050,952)	$0	$86,295

Exchanged shares for debt	838,679	108,302			108,302
Private placement	1,000,000	210,532			210,532
Stock options exercised	2,563,474	399,260			399,260
Net loss for the fiscal year			(563,508)		(563,508)

Balance at March 31, 2000	7,431,568	$2,855,341	$(2,614,460)	$0	$240,881

Net loss for the fiscal year			(253,077)		(253,077)

Balance at March 31, 2001	7,431,568	$2,855,341	$(2,867,537)	$0	$(12,196)

Reverse stock split (5 for 1)	(5,945,252)				0
Stock options exercised	497,329	51,248			51,248
Private placement	150,000	19,242			19,242
Issued shares for acquisition	2,675,000	1			1
Issued shares for assignment of agreement	2,000,000	175,098			175,098
Exchanged shares for debt	400,000	10,262			10,262
Debentures converted to shares	6,450,000	165,477			165,477
Net loss for the fiscal year			(613,406)		(613,406)

Balance at March 31, 2002	13,658,645	$3,276,669	$(3,480,943)	$0	$(204,274)

Issued stock for services	137,000	8,485			8,485
Net loss for the fiscal year			(79,105)		(79,105)

Balance at March 31, 2003	13,795,645	$3,285,154	$(3,560,048)	$0	$(274,894)

Issued stock for services	2,400,000	55,430			55,430
Net loss for the fiscal year			(106,831)		(106,831)

Balance at March 31, 2004	16,195,645	$3,340,584	$(3,666,879)	$0	$(326,295)

Net loss for the fiscal year			(140,582)		(140,582)
Currency translation adjustment		99,486		(1,790)	97,696
Balance at March 31, 2005	16,195,645	$3,440,070	$(3,807,461)	$(1,790)	$(369,181)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Contribution of services		25,456			25,456
Net loss for the fiscal year			(94,957)		(94,957)
Currency translation adjustment				(4,018)	(4,018)

Balance at March 31, 2006	16,195,645	$3,465,526	$(3,902,418)	$(5,808)	$(442,700)

Net loss for the fiscal year			(73,765)		(73,765)
Currency translation adjustment				9,532	9,532

Balance at March 31, 2007	16,195,645	$3,465,526	$(3,976,183)	$3,724	$(506,933)

Net loss for the fiscal year			(134,274)		(134,274)
Currency translation adjustment				818	818

Balance at March 31, 2008	16,195,645	$3,465,526	$(4,110,457)	$4,542	$(640,389)

Net loss for the fiscal year			(53,401)		(53,401)

Balance at March 31, 2009	16,195,645	$3,465,526	$(4,163,858)	$4,542	$(693,790)

Net loss for the fiscal year			(61,020)		(61,020)

Balance at March 31, 2010	16,195,645	$3,465,526	$(4,224,878)	$4,542	$(754,810)

Issued shares to consultants	99,694,508	76,945			76,945

Net loss for the fiscal year			(172,433)		(172,433)

Balance at March 31, 2011	115,890,153	$3,542,471	$(4,397,311)	$4,542	$(850,298)

Net loss for the fiscal year			(65,142)		(65,142)

			Development	Accumulated
	Common		Stage	Comprehensive
	Shares	Equity	Deficit	Income	Total

Balance at March 31, 2012	115,890,153	$3,542,471	$(4,462,453)	$4,542	$(915,440)

Issuance of common stock	2,400,000	5,800			5,800
Stock options exercised	3,650,000	73,000			73,000
Issuance of convertible note		14,479			14,479
Issued shares to consultants	1,642,500	41,063			41,063
Issued shares for debt	16,614,960	415,374			415,374
Net loss for the fiscal year			(363,069)		(363,069)

Balance at March 31, 2013	140,197,613	$4,092,187	$(4,825,522)	$4,542	$(728,793)

Issuance of common stock	17,152,118	454,057			454,057
Issuance of convertible note		14,984			14,984
Net loss for the period			(388,930)		(388,930)

Balance at September 30, 2013	157,349,731	$4,561,228	$(5,214,452)	$4,542	$(648,682)

Please see the notes to the financial statements.

Global Immune Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Six Months Ended September 30, 2013 and September 30, 2012

1.	Organization of the Company and Significant Accounting Principles

Global Immune Technologies, Inc. (“the Company”) (formerly Secureview Systems, Inc.) was incorporated in 1985 as a British Columbia corporation.  During the fiscal year ended in 2007, the Company re-domiciled to the State of Wyoming.  Its business office is located in Burlington, Vermont.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2013 and September 30, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

Cash, accounts receivable, receivable from employee, accounts payables and accrued expenses, subscriptions payable, convertible note payable, due to employees, and payable to related parties in the balance sheet are estimated to approximate fair market value at September 30, 2013 and March 31, 2013 because of their short term nature.

4.    Net Loss per Share

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the period.

	30-Sep-13	30-Sep-12

Net loss	$(388,930)	$(77,710)

Weighted average shares outstanding	147,929,934	140,197,613

Basic & diluted loss per share	$(0.00)	$(0.00)

5.	Related Party Transactions

The following table summarizes the related party payables owed by the Company to certain officers and shareholders.

	30-Sep-13	31-Mar-13

Don Perks- former president	$225,755	$225,755
Quebec Inc- warrant holder	135,500	135,500
Biaverde Investments- shareholder	39,021	39,021
Naaeem Tyab- creditor	17,236	17,236

Total related party payables	$417,512	$417,512

6.	Tax Provision

Provision for income taxes is comprised of the following:

	30-Sep-13	30-Sep-12
Net loss	$(388,930)	$(77,710)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(800,488)	(546,695)
Allowance for recoverability	800,488	546,695
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

	30-Sep-13	30-Sep-12
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	0%	0%
Less allowance for tax recoverability	-34%	-34%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

	30-Sep-13	30-Sep-12
Timing differences	$800,488	$546,695
Allowance for recoverability	(800,488)	(546,695)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 through 2033 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7.	Convertible Notes Payable

In March 2013, the Company issued a note to a financing company for $32,500.  The note is unsecured and carries an interest rate of 8% and is due in December 2013. The note is convertible into common stock at an exercise price of 55% of the lowest market price of common stock of the sixty days preceding conversion.

In June 2013, the Company issued a note to a financing company for $32,500.  The note is unsecured and carries an interest rate of 8% and is due in March 2014. The note is convertible into common stock at an exercise price of 55% of the lowest market price of common stock of the sixty days preceding conversion.

8.	Warrant Transactions

On December 4, 2012 the Company issued warrants to a related party, Quebec Inc, in consideration of an advance of $135,500. One warrant is for 10,425,000 shares of Common Stock at an exercise price of $0.02 expiring on December 4, 2013 and if exercised prior to expiration an “exploding” warrant for 5,212,500 at an exercise price of $0.25 expiring on December 4, 2014.

All warrants granted are recorded at fair value using a generally accepted warrant pricing model at the date of the grant.  For purposes of determining the warrant value at issuance, the fair value of each warrant granted is measured at the date of the grant by the warrant pricing model with the following assumptions:

Dividend yield	0.00%
Risk free interest rate	.25%
Volatility	25.00%

The fair values generated by warrant pricing model may not be indicative of the future values, if any, that may be received by the option holder. The fair value of the warrants issued generated by the warrant pricing model was zero at the date of the grant.

The following is a summary of common stock warrants outstanding at September 30, 2013

		Average	Average
		Exercise Price	Years to Maturity

Balance at March 31, 2013	10,425,000

Issues	0
Exercises	0
Expired	0

Balance at September 30, 2013	10,425,000	$0.02	0.18

9.	Subsequent Events

In October 2013 the financing company holding the convertible notes discussed in Note 7 converted $14,000 of a convertible note and received 3,181,818 shares of common stock.

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

On December 20, 2010, the Company entered into an agreement (“IAT Agreement”) with Mid Atlantic  Capital Associates, SL, a Spanish company (the “Assignor”) pursuant to which Assignor assigned to the Company an Agreement dated 11 October 2010, with an addendum dated  November 24, 2010 both made with Institute For Applied Technology, (“IAT”) of Germany. IAT purported to own certain solar energy collector technology and related inventions, products,  know-how and patents pending.  The consideration for the assignment of the IAT. Agreement was 92,000,000 shares of Company Common Stock (the “Shares”), paid to the IAT.

On March 20, 2012 the Agreement for a joint venture was rescinded by the Board of Directors along with the cancellation of the 92,000,000  Shares issued for the purchase and JV.

On December 3, 2012 shareholders owning a majority of the issued shares formally cancelled the share issuance and IAT purchase and Joint Venture. The Shares could not be cancelled so the Company increased the number of  outstanding by 92,000,000.

(c) Current Business of the Issuer

Global Immune Technologies, Inc. is a development stage company and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators. Our Company Web site URL is: http://www.globalimmunetechnologies.com

Global Immune Technologies, Inc. is in the early initial planning stages as a holding company of an American-based food distribution company serving direct delivery to the customer at their homes. The food items will be sold by telemarketing to the customer and delivered by our own trucks to homes on a scheduled basis. Customers can choose their new re-order items via the Internet. Meat, poultry and fish items will be packed in individual portions at our food processing plants and frozen for freshness. We intend to offer meat, chicken and seafood as well as other food products. These other items are name brand canned and jarred foods like Mott’s Apple Sauce, Dole Pineapple, Jiff peanut butter, tinned tuna fish & salmon and the like.

The Company is seeking persons interested in supplying us with capital to begin operations. We still have limited capital and will focus our initial operations to one or two such business locations to be able to take advantage of  this business opportunities. The Company intends to seek other opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. Rather, we intend to build from start-up instead of incurring expensive acquisition costs.

SBC Foods Capital of America Inc., our wholly-owned subsidiary (“SRC Foods”) intends to enter into a partnership with Les Aliments S.R.C. Inc. Canada (“Les Aliments”)  to launch two operating companies in the USA under the trading names of SRC Food Concept of America and SRC Food Franchising of America with the latter to launch in the middle of 2014.

Les Aliments  has been in the food & hospitality industry over the past 30 years and has built a very strong network globally, and understands the need for providing clients worldwide with quality food products. SRC Foods originally created in April 2013 and based at our food division’s head office in Vermont.

Comparison of three months ended September 30 2013 with the three months ended June 30, 2012

During the three month periods ended  September 30, 2012 and September 30, 2013, we did not experience revenues from operations.

Operating expenses for the period July 1, 2013 to September 30, 2013 was $(67,377) compared to the same three month period from July 1, 2012 to September 30, 2012 was $(142,621). The decrease in expense is primarily due to the reduction in monies spent (i) on rehabilitating the Company, (ii) settling old debts, (iii) keeping current the accounting, (iv) on developing new business plans for the future operations of the Company and (v) funding new subsidiaries.

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the acquisition or disposition of any significant property, plant or equipment during the next 12 months

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities

Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. We filed the report to the US Securities and Exchange Commission on Form 10-Q for the period December 31, 2012 on time. We filed the annual report to the United States Securities and Exchange Commission on Form 10-K for the period March 31, 2013 on time.

We have for this report to the US Securities and Exchange Commission on Form 10-Q for the period September 30, 2013 and our future needs engaged the accounting firm of Montgomery and Merrill PC, certified public accountants of Burlington, Vermont. They will work with management as outside consultants and interface with our auditor, Donahue and Associates.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 23, 2013 we issued 9,826,019 shares of Common Stock for previously subscribed to shares of $271,590 in private placements. All funds received from the sale our securities were used for working capital purposes.

All securities bear a legend restricting their disposition.

Net cash provided by financing activities for the period April 1, 2013 to September 30, 2013 was approximately $486,557; and from April 1, 2012 to September 30, 2012 was $-0-. This consisted of net proceeds received from the sale of  shares to be issued for cash.  The funds were used for general operating expenses. The securities subscribed to bear a legend restricting their disposition.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable

Subsequent Events

The net proceeds from the Notes referred to in Note 7 to the Financial Statements of approximately $60,000.00 were apparently utilized for personal reasons by Jeffery R. Bruhjell, a current director and a former officer of the Company.  This amount plus an approximate additional $20,000, as advance for moving expenses which did not happen, were re-classified on the Balance Sheet as loans due from employees.

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

November 19, 2013

Global Immune Technologies, Inc.

/s/ Serge Talon:
Serge Talon
Title: President &
Chief Executive Officer (CEO)

/s/ Serge Talon
Serge Talon
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)